Form 10-Q
period 1996-03-31
SCIENTIFIC GAMES HOLDINGS CORP
filed 1996-05-14
CIK 880174

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 ----------

                                  FORM 10-Q

(MARK ONE)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
- - -----    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED        MARCH 31, 1996
                               --------------------------------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
- - -----    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO
                               ----------        ---------------------------

                   COMMISSION FILE NUMBER   000-22298


              SCIENTIFIC GAMES HOLDINGS CORP.
- - ----------------------------------------------------------------------------
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                    58-1943521
- - ----------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF     (IRS IDENTIFICATION NO.)
   EMPLOYER)


1500 BLUEGRASS LAKES PARKWAY, ALPHARETTA, GEORGIA          30201
- - ----------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)



REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (770) 664-3700
                                                    ------------------------
- - ----------------------------------------------------------------------------
     FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF
     CHANGED SINCE LAST REPORT.

     INDICATE BY CHECK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                        YES  X     NO
                                           -----     -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     INDICATE BY CHECK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.

                                        YES       NO
                                           -----     -----

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES
OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:
13,064,645 SHARES OF COMMON STOCK,  $.001 PAR VALUE PER SHARE, AS OF MARCH 31,
- - ------------------------------------------------------------------------------
1996.
- - -----

                         PART I - FINANCIAL INFORMATION

                                                                  Page No.
                                                                  --------
      Item 1.  Consolidated Condensed Financial Statements

               Consolidated Condensed Balance Sheets
                    March 31, 1996 and December 31, 1995.................4

               Consolidated Condensed Statements of Earnings
                    Three-month period ended March 31, 1996
                    and March 31, 1995...................................5

               Consolidated Condensed Statements of Cash Flows
                    Three-month period ended March 31, 1996
                    and March 31, 1995...................................6

               Notes to Consolidated Condensed Financial Statements......7


      Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................8



                          PART II - OTHER INFORMATION


      Item 1.  Legal Proceedings........................................12

      Item 2.  Changes in Securities....................................12

      Item 6.  Exhibits and Reports on Form 8-K.........................12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        SCIENTIFIC GAMES HOLDINGS CORP.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)



                                                               March 31,           December 31,
                                                                 1996                  1995
                                                               --------             ----------
                           ASSETS                             (unaudited)               (1)
Current assets:
 Cash and cash equivalents................................     $ 32,297            $ 26,413
 Trade receivable, net of allowance for doubtful accounts
   of $137 and $417, respectively.........................       16,394              21,725
 Inventories..............................................        8,111               6,767
 Prepaid expenses and other current assets................          850                 871
 Deferred income tax benefit..............................        1,280               1,280
                                                               --------            --------
Total current assets......................................       58,932              57,056

Property and equipment, at cost:
 Land.....................................................        2,521               2,521
 Buildings................................................       11,660              11,598
 Production and other equipment...........................       61,405              59,779
 Construction-in-Progress.................................            0                 867
                                                               --------            --------
                                                                 75,586              74,765
 Less accumulated depreciation and amortization...........       26,684              24,673
                                                               --------            --------
                                                                 48,902              50,092

Other assets..............................................        3,175               3,038
                                                               --------            --------

                                                               $111,009            $110,186
                                                               ========            ========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable.........................................     $  4,295            $  4,552
 Accrued liabilities......................................        5,073               6,652
 Income taxes payable.....................................        1,227                 539
 Current portion of capital lease obligations.............          638                 596
                                                               --------            --------
Total current liabilities.................................       11,233              12,339

Capital lease obligations, less current portion...........          231                 376
Deferred income taxes payable.............................        2,891               2,891

Stockholders' equity:
 Common stock par value $.001 per share:
   shares authorized: 25,750,000;
   issued and outstanding shares: 13,064,645 at March 31,
   1996 and 13,064,653 at December 31, 1995...............           12                  13
 Additional paid-in capital...............................       52,700              52,163
 Retained earnings .......................................       44,013              42,503
                                                               --------            --------
                                                                 96,725              94,679

  Less notes receivable from officers for the sale
   of common stock........................................          (71)                (99)
                                                               --------            --------
Total stockholders' equity................................       96,654              94,580
                                                               --------            --------
                                                               $111,009            $110,186
                                                               ========            ========



(1) Derived from audited financial statements

     See accompanying notes.

                        SCIENTIFIC GAMES HOLDINGS CORP.
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                           Three-month period
                                                             ended March 31,
                                                         1996               1995
                                                       ---------       ---------
Revenue                                                $  26,575       $  35,091
Cost of revenues excluding depreciation and
   amortization                                           18,159          21,103
                                                       ---------       ---------
                                                           8,416          13,988
Selling, general and administrative expenses
   excluding depreciation and amortization                 3,979           3,680

Depreciation, amortization and other charges               2,155           1,768
                                                       ---------       ---------
                                                           2,282           8,540
Interest Income                                              254              90
Interest Expense                                             (17)            (84)
                                                       ---------       ---------
Earnings before income tax                                 2,519           8,546
Income tax expense                                         1,008           3,461
                                                       ---------       ---------
Net earnings                                               1,511           5,085
                                                       =========       =========
Earnings per common share                              $    0.11       $     .38
                                                       =========       =========
Weighted average number of common and common
   equivalent shares outstanding                          13,741          13,500
                                                       =========       =========

See accompanying notes.

                        SCIENTIFIC GAMES HOLDINGS CORP.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                                  Three-month period
                                                                                    ended March 31,
                                                                                1996             1995
                                                                                -----            ----

Operating activities
Net earnings..................................................                $ 1,511           $ 5,085
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
      Depreciation............................................                  2,073             1,708
      Amortization of intangibles.............................                     82                60
      Gain on disposal of property and equipment..............                      5               (4)
      Stock compensation expense .............................                    533               528
      Deferred income taxes...................................
      Changes in operating assets and liabilities:
        Accounts receivable...................................                  5,359            (5,516)
        Inventories...........................................                 (1,344)           (1,384)
        Prepaid expenses and other assets.....................                   (226)               43
        Accounts payable......................................                   (257)              571
        Accrued liabilities...................................                 (1,537)            1,713
        Income taxes payable..................................                    688             2,119
                                                                              -------           -------
Net cash provided by operating activities.....................                  6,887             4,923

Investing activities
Proceeds from sales of property and equipment.................                     45                 5
Purchases of property and equipment...........................                   (933)           (4,286)
                                                                              -------           -------
Net cash used in investing activities.........................                   (888)           (4,281)

Financing activities
Payments on notes receivable from officers....................                     28                 0
Payments on capital lease obligations.........................                   (145)             (243)
                                                                              -------           -------
Net cash used in financing activities.........................                   (117)             (243)
                                                                              -------           -------
Increase in cash and cash equivalents.........................                  5,882               399
Cash and cash equivalents at beginning of period..............                 26,415             7,493
                                                                              -------           -------
Cash and cash equivalents at end of period....................                $32,297           $ 7,892
                                                                              =======           =======

See accompanying notes.

                        SCIENTIFIC GAMES HOLDINGS CORP.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1. Basis of Presentation

          The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statement disclosures contained in the Company's 1995 Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments considered necessary for a fair presentation (which were of a normal,
   recurring nature) have been included.   Operating results for the three
   month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

2. Inventories

          Inventories consist principally of lottery tickets and materials related to their production, which are valued at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:


                                            March 31,  December 31,
                                                 1996          1995
                                            ---------  ------------
                                                   (In Thousands)

            Finished goods................  $   3,354     $   3,095
            Work-in process...............      1,124           334
            Raw materials.................      3,633         3,338
                                            ---------     ---------
                                            $   8,111     $   6,767
                                            =========     =========



3. Contingencies

          Refer to the Company's Form 10-K for the year ended December 31, 1995 for a description of pending legal proceedings, with respect to which there have been no material developments since such date.

                        SCIENTIFIC GAMES HOLDINGS CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Company's revenues are generated from the sale of instant tickets to lotteries and promotional (commercial) customers, from the provision of cooperative services, instant ticket hardware and software system development and services, and from the sale of pull-tab tickets. Instant and pull-tab ticket revenues are generally based on a price per 1,000 tickets. Revenues from cooperative services, software and hardware development may be based on a percentage of the lottery's sales to the public, a contracted price or any combination of the foregoing.

     The Company's operating results can vary significantly from period to period. Revenues and capital expenditures can be difficult to forecast because the Company's sales cycle can vary and depend upon factors such as the size and timing of awarded contracts, changes in customer budgets, ticket inventory position and general economic conditions. Contracts with governmental entities operating newly authorized instant lotteries tend to generate higher levels of ticket sales in the initial months. Operating results may be affected by the working capital requirements associated with preparing facilities and equipment, establishing a distribution system and printing tickets for a recently awarded contract, and by the amount of time elapsing before the receipt and/or recognition of revenues from the sale of instant lottery tickets and the provision of cooperative services. Operating results may also be affected by the utilization of overtime labor and the Company's ability to smoothly integrate new and/or upgraded production equipment with its existing production operations. Revenues from the sale of tickets, cooperative services, software and hardware development may be recognized based upon ticket shipment, a percentage of the lottery's sales to the public, a contracted price or any combination of the foregoing. Accordingly, quarter to quarter fluctuations in revenues may be expected. Additionally, circumstances encountered in international markets, including the substantial amount of time involved in bidding on an international contract, the evaluation of such bid and the resultant contract award or rejection can vary significantly from that originally anticipated when the bid is prepared. All of these factors can make it difficult to forecast revenues and expenditures related to the Company's operations over extended periods and can result in fluctuations in the Company's quarterly financial results.

     The Company's domestic lottery contracts typically have an initial term of from one to three years and usually provide the customer with options to extend the contract one or more times under the same, or mutually agreeable, terms and conditions for additional periods generally ranging from one to three years. The Company's international lottery contracts are less likely to have firm contract periods and, historically, international lottery ticket customers have sought competitive bids for such contracts more frequently. The Company's customers have seldom failed to exercise extension options in the Company's domestic instant lottery contracts. Upon the expiration of a contract (including any extensions which may have been exercised), lottery authorities often award new contracts through a competitive procurement process. During any quarter, some lottery contract is typically expiring and/or reaching an optional extension date. The Company has four domestic state contracts which are scheduled to expire in 1996. Management believes new contracts for those states will be awarded through a competitive procurement process in which the Company will participate. Management estimates that these four states had aggregate ticket sales equaling approximately 11% of the Company's ticket shipments in 1995. To date there have been no contracts awarded by the domestic state lotteries scheduled to expire in 1996. In contrast, Management believes that lottery contracts with five domestic states currently serviced by its competitors also will expire or will not be renewed in 1996, and it is expected that new contracts for such states will be awarded through the competitive procurement process in which the Company also expects to participate. Management estimates that these five states have aggregate ticket sales equaling approximately 16% of the tickets shipped to the Company's own customers in 1995. To date the Company has been the apparent successful bidder with respect to one of these states (New York). Management anticipates that lottery contracts awarded or reawarded to the Company in 1996 and the orders thereunder have the potential of lower equivalent prices than charged in the previous contracts. The profit margin impact associated with the potential equivalent lower prices will be dependent upon what offset the level of orders from new and existing customers, productions efficiencies and other economies of scale could provide. While Scientific Games has frequently been awarded new contracts when its prior domestic contracts and extensions have expired, there can be no assurance, however, that any of the Company's contracts will be extended or that it will be awarded new contracts as a result of competitive procurement processes in the future. Nor can any assurances be given with respect to the Company's ability to offset, in whole or in part, the effects of any intensified price competition.

     The Company has entered into a letter of intent to purchase Opax International Limited from Rexam PLC. Opax International is a producer of instant lottery and commercial game tickets with an international customer base and two printing plants in the United Kingdom. The purchase price, including debt discharged at closing, is L.15.5 million subject to closing adjustments. Closing of the transaction is to occur following execution of a definitive purchase and sale agreement and customary closing conditions.

RESULTS OF OPERATIONS

Three-month period ended March 31, 1996 compared to three-month period ended March 31, 1995.

     Revenues for the three-month period ended March 31, 1996 declined $8.5 million, or 24.3% over the revenues for the three-month period ended March 31, 1995. The decrease was primarily due to a decrease in sales to domestic and international instant ticket customers of $5.0 million and $5.5 million respectively compared to the same period in 1995. These decreases were partially offset by increased revenues from the sale of pull-tab tickets, cooperative services and promotional tickets.

     Although the Company's operating results can vary significantly from period to period, the Company believes the decline in revenues for the first quarter was due to inventory adjustments by the Company's customers and a shift in scheduling of ordering new games by some of its customers. While no assurances can be given, Management anticipates that a majority of these inventory adjustments and scheduling shifts will be completed in the second quarter.

     Gross margins decreased to 31.7% for the three-month period ended March 31, 1996 from 39.9% for the three-month period ended March 31, 1995. The decline was due primarily to the loss of gross profits related to the decrease in instant ticket shipments and sales, as described above. Margins were also negatively impacted by the costs associated with installation of ultra violet coating equipment on ticket printing presses at the Company's Alpharetta and Gilroy plants.

     Selling, general and administrative (SG&A) expenses increased $299,000 for the three-month period of 1996 over the same period of 1995. SG&A expenses also increased as a percentage of revenues to 15% from 10.5%. The dollar increase was due primarily to an increase in the accrual of trade show expenses, increased costs associated with higher salaries and benefits and travel expenses relating to domestic and international sales and marketing activities. The percentage increase was due mainly to a decrease in revenues.

     Depreciation and amortization increased for the three-month period ended March 31, 1996 by 21.9% or $387,000 over the comparable period of 1995 due to the increase in capital expenditures for equipment and facilities resulting from the Company's capital expansion program. The capital expansion program had not been fully completed in the quarter ended March 31, 1995 and as a result was not being fully depreciated in such prior period.

     Interest expense for the three-month period ended March 31, 1996 decreased $67,000 from the three-month period ended March 31, 1995. The decline was due to the decrease in the balance outstanding for capitalized leases.

     Interest income for the three-month period ended March 31, 1996 increased $164,000 compared to the three-month period ended March 31, 1995 due to the increase in cash and cash equivalents. The ending balances in cash and cash equivalents increased by $25.4 million to $32.3 million.

     Income tax expense declined in the period ended March 31, 1996 as compared to the same three-month period of 1995 by $2.5 million or 70.9% due to a 70.5% decrease in pre-tax earnings.

     Net earnings for the three-month period ended March 31, 1996 were $1.5 million compared to $5.1 million for the period ended March 31, 1995.

     Earnings per common share for the three-month period ended March 31, 1996, was 11 cents per share compared to 38 cents per share for the same period in 1995. The 71.1% decrease in earnings per share was higher than the 70.3% decrease in net earnings due to an increase in the weighted average number of outstanding shares and share equivalents increasing from 13.5 million to 13.7 million.


LIQUIDITY AND CAPITAL RESOURCES

MARCH 31, 1996 VERSUS MARCH 31, 1995

     For the three-month period ended March 31, 1996, net cash provided by operating activities increased by $500,000 from $4.9 million for the comparable period in 1995 to $5.4 million. The increase was due primarily to a decrease in working capital and an increase in depreciation expense partially offset by a decline in net income. The decline in working capital was primarily attributable to a decrease in accounts receivable which was partially offset by an increase in prepaid expense and a decrease in accounts payable and accrued liabilities. The decrease in accounts receivable was the result of the decrease in revenues.

     Purchases of property and equipment were lower by $3.4 million or 278% compared to 1995 because of lower capital expenditures for expansion of the Company's printing facility in Alpharetta, Georgia. This project was essentially completed in the first half of 1995. The cash and cash equivalents balance was $32.3 million as of March 31, 1996 which was $25.4 million higher than the balance as of the same period in 1995.

     The Company expects that its cash balance, cash flows from operations and the availability of funds from its Bank Credit Agreement should permit it to meet anticipated acquisitions, capital expenditures, working capital and fund future growth as new business opportunities arise.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

          Refer to the Company's Form 10-K for the year ended December 31, 1995 for a description of pending legal proceedings, with respect to which there have been no material developments since such date.

          Although it is not possible to determine the outcome of these proceedings and claims at their current stage, management believes based upon, among other things, the advice of counsel, that the disposition of these matters should not have a materially adverse affect on the Company's consolidated financial condition or consolidated results of operations.




ITEM 2.  CHANGES IN SECURITIES

     None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a) Exhibits

         #10.46                   Key employee stock option plan
                                  (previously filed with the Company's
                                  definitive Proxy Statement for its
                                  Annual Shareholder Meeting held on May 3,
                                  1996, filed with the Commission on
                                  April 1, 1996.)

         #11                      Computation of Per Share Earnings

         #27                      Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K

          A Form 8-K was filed on March 19, 1996 related to signing of a letter of intent to purchase Opax International Limited from Rexam PLC, a United Kingdom corporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             SCIENTIFIC GAMES HOLDINGS CORP.





Date:  May 14, 1996          By:  /s/ WILLIAM G. MALLOY
                                  ---------------------------------
                                      William G. Malloy
                                      President and
                                      Chief Executive Officer


Date:  May 14, 1996          By:  /s/ CLIFF O. BICKELL
                                   ---------------------------------
                                      Cliff O. Bickell
                                      Vice President, Treasurer,
                                      and Chief Financial Officer