Form 10-Q
period 1996-06-30
SCIENTIFIC GAMES HOLDINGS CORP
filed 1996-08-14
CIK 880174

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ----------

                                   FORM 10-Q

(MARK ONE)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----    EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1996
                              ------------------------------------------------

                                       OR

- -----    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    ------------------------------

                       Commission file number   000-22298
                                              -----------

                        Scientific Games Holdings Corp.
- ------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

         Delaware                                58-1943521
- ------------------------------------------------------------------------------
(State or other jurisdiction of          (IRS identification no.)
   employer)

1500 Bluegrass Lakes Parkway, Alpharetta, Georgia   30201
- ------------------------------------------------------------------------------
(Address of principal executive offices)         (Zip code)


Registrant's telephone number, including area code (770) 664-3700
                                                   ---------------------------

- ------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

         Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes    X         No
                                            -------         -------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check X whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                        Yes              No
                                            -------          -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuergs classes of common stock, as of the latest practicable date:
13,066,679 shares of Common Stock, $.001 Par value per share, as of June 30,
- -----------------------------------------------------------------------------
1996.
- -----

                         PART I - FINANCIAL INFORMATION

                                                                                                     Page No.
                                                                                                     --------
Item 1.  Consolidated Condensed Financial Statements

Consolidated Condensed Balance Sheets
         June 30, 1996 and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4

Consolidated Condensed Statements of Earnings
         Three-month period ended June 30, 1996
         and June 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5
         Six-month period ended June 30, 1996
         and June 30, 1995

Consolidated Condensed Statements of Cash Flows
         Six-month period ended June 30, 1996
         and June 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6

Notes to Consolidated Condensed Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .    7


Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations . . . . . . . . . . . . . . . . . . .     8


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        SCIENTIFIC GAMES HOLDINGS CORP.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                 June 30,          December 31,
                                                                   1996               1995
                                                               -----------         ------------
                         ASSETS                                (unaudited)              (1)
Current assets:
  Cash and cash equivalents.................................   $ 34,555              $  26,413
  Trade receivable, net of allowance for doubtful accounts
    of $137 and $417, respectively..........................     23,961                 21,725
  Inventories...............................................      7,698                  6,767
  Prepaid expenses and other current assets.................        607                    871
  Deferred income tax benefit...............................      1,280                  1,280
                                                               --------              ---------
Total current assets........................................     68,101                 57,056

Property and equipment, at cost:
  Land......................................................      2,521                  2,521
  Buildings.................................................     11,714                 11,598
  Production and other equipment............................     61,952                 59,779
  Construction-in-Progress..................................          0                    867
                                                               --------              ---------
                                                                 76,187                 74,765
  Less accumulated depreciation and amortization............    (28,800)                24,673
                                                               --------              ---------
                                                                 47,387                 50,092

Other assets................................................      3,132                  3,038
                                                               --------              ---------
                                                               $118,620              $ 110,186
                                                               ========              =========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  3,695              $   4,552
  Accrued liabilities.......................................      5,513                  6,652
  Income taxes payable......................................      2,804                    539
  Current portion of capital lease obligations..............        638                    596
                                                               --------              ---------
Total current liabilities...................................     12,650                 12,339

Capital lease obligations, less current portion.............         83                    376
Deferred income taxes payable...............................      2,891                  2,891

Stockholders' equity:
  Common stock par value $.001 per share:
    shares authorized: 25,750,000;
    issued and outstanding shares: 13,066,679 at June 30, 1996
    and 13,064,653 at December 31, 1995.....................         13                     13
  Additional paid-in capital................................     53,233                 52,163
  Retained earnings ........................................     49,821                 42,503
                                                               --------               --------
                                                                103,067                 94,679
  Less notes receivable from officers for the sale
    of common stock.........................................        (71)                   (99)
                                                               --------              ---------
Total stockholders' equity..................................    102,966                 94,580
                                                               --------              ---------
                                                               $118,620              $ 110,186
                                                               ========              =========

(1) Derived from audited financial statements

    See accompanying notes.

                        SCIENTIFIC GAMES HOLDINGS CORP.
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                                        Three-month period              Six-month period
                                                                          ended June 30                  ended June 30
                                                                           1996           1995          1996           1995
                                                                           ----           ----          ----           ----
 Revenue                                                                $37,562        $39,294       $64,153        $74,284
 Cost of revenues excluding depreciation and
    amortization                                                         21,790         23,682        39,949         44,785
                                                                        -------        -------       -------        -------
                                                                         15,772         15,612        24,204         29,499
 Selling, general and administrative expenses
    excluding depreciation and amortization                               4,580          3,641         8,559          7,321



 Depreciation, amortization and other charges                             2,215          2,729         4,370          4,497
                                                                        -------        -------       -------        -------
                                                                          8,977          9,242        11,275         17,681

 Interest income                                                            326            158           580            248

 Gain/(loss) on foreign currency                                            412            (38)          396             63
 Interest expense                                                            14             71            31            155
                                                                        -------        -------       -------        -------
 Earnings before income tax                                               9,701          9,291        12,220         17,837

 Income tax expense                                                       3,892          3,772         4,900          7,233
                                                                        -------        -------       -------        -------
 Net earnings                                                           $ 5,809        $ 5,519       $ 7,320        $10,604
                                                                        =======        =======       =======        =======

 Earnings per common share                                              $  0.42        $  0.41       $  0.53        $  0.78
                                                                        =======        =======       =======        =======
 Weighted average number of common and common
    equivalent shares outstanding                                        13,725         13,567        13,734         13,557
                                                                        =======        =======       =======        =======




 See accompanying notes.

                        SCIENTIFIC GAMES HOLDINGS CORP.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                Six-month period
                                                                                 ended June 30,
                                                                                 1996       1995
                                                                               -------    --------
Operating activities
Net earnings.................................................................  $ 7,320    $10,604
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
         Depreciation........................................................    4,205      4,370
         Amortization of intangibles.........................................      165        128
         Gain on disposal of property and equipment..........................        5         (4)
         Stock compensation expense .........................................    1,065      1,141
         Changes in operating assets and liabilities:
                 Accounts receivable........................................    (2,208)   (13,031)
                 Inventories................................................      (894)    (1,289)
                 Prepaid expenses and other assets..........................       (74)      (799)
                 Accounts payable...........................................      (857)       550
                 Accrued liabilities........................................    (1,097)     2,827
                 Income taxes payable.......................................     2,265          0
                                                                               -------    -------
Net cash provided by operating activities...................................     9,895      4,497

Investing activities
Proceeds from sales of property and equipment...............................        45          5
Purchases of property and equipment.........................................    (1,535)    (5,673)
                                                                               -------    -------
Net cash used in investing activities.......................................    (1,490)    (5,668)

Financing activities
Payments on notes receivable from officers..................................        28         35
Payments on capital lease obligations.......................................      (293)      (460)
                                                                               -------    -------
Net cash used in financing activities.......................................      (265)      (425)
                                                                               -------    -------
Increase/(decrease) in cash and cash equivalents............................     8,140     (1,596)
Cash and cash equivalents at beginning of period............................    26,415      7,493
                                                                               -------    -------
Cash and cash equivalents at end of period..................................   $34,555    $ 5,897
                                                                               =======    =======


See accompanying notes.

                        SCIENTIFIC GAMES HOLDINGS CORP.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1.       Basis of Presentation

                 The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statement disclosures contained in the Company's 1995 Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments considered necessary for a fair presentation (which were of a normal, recurring nature) have been
         included.   Operating results for the three month period ended June
         30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

2.       Inventories

                 Inventories consist principally of lottery tickets and materials related to their production, which are valued at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

                                                       June 30,    December 31,
                                                         1996         1995
                                                       --------     --------
                                                          (In Thousands)
                 Finished goods................        $  3,345     $  3,095
                 Work-in process...............           1,068          334
                 Raw materials.................           3,285        3,338
                                                       --------     --------
                                                       $  7,698     $  6,767
                                                       ========     ========


3.       Contingencies

                 Refer to the Company's Form 10-K for the year ended December 31, 1995 for a description of pending legal proceedings, with respect to which there have been no material developments since such date.

                        SCIENTIFIC GAMES HOLDINGS CORP.

ITEM 2. MANAGEMENTGS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The Company's revenues are generated from the sale of instant tickets to lotteries and promotional (commercial) customers, from the provision of cooperative services, instant ticket hardware and software system development and services and from the sale of and pull-tab tickets. Instant and pull-tab ticket revenues are generally based on a price per 1,000 tickets. Revenues from cooperative services, software and hardware development may be based on a percentage of the lottery's sales to the public, a contracted price or any combination of the foregoing.

         The Company's operating results can vary significantly from period to period. Revenues and capital expenditures can be difficult to forecast because the Company's sales cycle can vary and depend upon factors such as the size and timing of awarded contracts, changes in customer budgets, ticket inventory position and general economic conditions. Contracts with governmental entities operating newly authorized instant lotteries tend to generate higher levels of ticket sales in the initial months. Operating results may be affected by the working capital requirements associated with preparing facilities and equipment, establishing a distribution system and printing tickets for recently awarded contracts, and by the amount of time elapsing before the receipt and/or recognition of revenues from the sale of lottery tickets and the provision of cooperative services. Operating results may also be affected by the utilization of overtime labor and the Company's ability to smoothly integrate new and/or upgraded production equipment with its existing production operations. Revenues from the sale of tickets, cooperative services, software and hardware development may be recognized based upon ticket shipment, a percentage of the lottery's sales to the public, a contracted price or any combination of the foregoing. Accordingly, quarter to quarter fluctuations in revenues may be expected. Additionally, circumstances encountered in international markets, including the substantial amount of time involved in bidding on an international contract, the evaluation of such bid and the resultant contract award or rejection can vary significantly from that originally anticipated when the bid is prepared. All of these factors can make it difficult to forecast revenues and expenditures related to the Company's operations over extended periods and can result in fluctuations in the Company's quarterly financial results.

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

         The Company has four domestic contracts which are scheduled to expire in 1996. Management believes new contracts for those states will be awarded through a competitive procurement process in which the Company will participate. Management estimates that these states had aggregate ticket sales equaling approximately 11% of the Company's ticket shipments in 1995. To date, the Company was not the apparent successful bidder on one of the four contracts, Virginia; the other three are in the competitive bidding process.
In contrast, management believes that lottery contracts with six domestic states currently serviced by its competitors also expire or will not be renewed in 1996, and it is expected that new contracts for such states also will be awarded through the competitive procurement process in which the Company also expects to participate. Management estimates that these six states have aggregate ticket sales equaling approximately 20% of the tickets shipped by the Company to its own customers in 1995. As of August 11, 1996, the Company is the apparent successful bidder with respect to contracts for two of these states, New York and Illinois but is not the apparent successful bidder with respect to contracts for the states of Kansas and Montana.

         Some of the lottery contracts awarded or reawarded to the Company in 1996 (and the orders thereunder) have or may have certain lower equivalent prices than charged in the previous contracts. To the extent such contracts actually contain lower equivalent prices, the Company's profit margins could be adversely affected. The impact of lower equivalent prices in certain contracts, however, may be offset, in whole or in part, by other factors, including higher order levels from new and existing customers, increased production efficiencies and other savings associated with economies of scale. The timing and extent, both of lower equivalent price contracts and offsetting factors, cannot be predicted with certainty. While Scientific Games has frequently been awarded new contracts when its prior domestic contracts and extensions have expired, there can be no assurance that any of the Company's contracts will be extended or that it will be awarded new contracts as a result of competitive procurement processes in the future. Nor can any assurances be given with respect to the Company's ability to offset, in whole or in part, the effects of any intensified price competition.

         As previously reported, the Company has entered into a letter of intent to purchase Opax International Limited from Rexam PLC. Opax International is a producer of instant lottery and promotional game tickets with an international customer base and two printing plants in the United Kingdom. The purchase price, including debt discharged at closing, is L.15.5 million (approximately U.S. $24 million) subject to closing adjustments. Closing of the transaction is to occur following execution of a definitive purchase and sale agreement and customary closing conditions.

         On July 25, 1996 the Company announced that its Board of Directors approved the purchase in the open market over the next twelve months of up to
2.1 million shares of the Company's common stock. The timing of the future purchases and the total number of shares actually purchased will be dependent on future market conditions.



RESULTS OF OPERATIONS

Three-month period ended June 30, 1996 compared to three-month period ended June 30, 1995.

         Revenues for the three-month period ended June 30, 1996 declined $1.7 million, or 4.4% over the revenues for the three-month period ended June 30, 1995. The decrease was primarily due to a decrease in sales to international instant ticket customers of $2.9 million, which was partially offset by an increase in domestic instant ticket sales as compared to the same period in 1995.

         The decline in revenues to international customers was due mainly to a decline in lottery retail sales of two customers. The increase in revenues from domestic customers was attributable to the growth in sales to a number of the Company's existing customers, as well as sales to new domestic customers. As discussed more fully above, lotteries can have periods of increasing and decreasing retail sales which, in turn, can have an impact on the operating results of the Company.

         Gross margins increased to 42.0% for the three-month period ended June 30, 1996 from 39.7% for the three-month period ended June 30, 1995. The margin improvement is related to a number of events including efficiency improvements resulting from the 1994 and 1995 capital investment program, the absence of the startup costs related to such program during the three-month period ended June 30, 1996 and the movement of a higher portion of production to the lower cost Alpharetta, Georgia plant from the Gilroy, California plant.

         Selling, general and administrative ("SG&A") expenses increased $939,000 for the three-month period of 1996 over the same period of 1995. SG&A expenses also increased as a percentage of revenues to 12.2% from 9.3%. The dollar increase primarily was due to an increase in domestic and international marketing and sales expenses, including the accrual of trade show expenses, travel costs, the cost of sample tickets for competitive bids and an increase in overall compensation costs. The percentage increase was due to the dollar increase SG&A expenses, as well as lower revenues in the three-month period ended June 30, 1996 as compared to the same period in 1995.

         Depreciation and amortization expenses decreased for the three-month period ended June 30, 1996 by 18.8% or $514,000 over the comparable period of 1995. The decrease was attributable to a one time write-down in the prior period of certain capital equipment which was taken out of service as a result of the capital expansion program.

         Interest income for the three-month period ended June 30, 1996 exceeded the three-month period ended June 30, 1995, due to the increase in cash and cash equivalents while interest expense decreased because of a lower capitalized lease balance. Capitalized leases represent the Company's only debt. Interest income for the three month-period ended June 30, 1996 increased $168,000 from the three-month period ended June 30, 1995. The decline in interest expense was $57,000. Gains on foreign currency increased by $450,000 due mainly to activity related to the Company's potential acquisition of Opax International as well as net foreign currency gains related to non U.S. dollar transactions.

         Net earnings increased 5% for the three-month period ended June 30, 1996 and was $5.8 million, compared to $5.5 million for the period ended June 30, 1995. The effective tax rate for the three-month periods ended June 30, 1996 and June 30, 1995 was 40.1%.

         Earnings per common share for the three-month period ended June 30, 1996, was 42 cents per share compared to 41 cents per share for the same period in 1995. The 4% increase in earnings per share was due to a 5% increase in net earnings. The weighted average number of shares increasing from 13.6 million to 13.7 million.

Six-Month period ended June 30, 1996 compared to six-month period ended June 30, 1995.

         Revenues for the six-month period ended June 30, 1996 declined $10.1 million, or 13.6% compared to the revenues for the six-month period ended June 30, 1995. The decrease was primarily due to a decrease in sales to international and domestic instant ticket customers of approximately $8.0 million and $5.4 million, respectively. These decreases were partially offset by an increase in revenues for cooperative services and commercial ticket revenues as compared to the same period in 1995.

         Approximately 86% of the decline in revenues for the six-month period ended June 30, 1996 compared to the same period of 1995 occurred in the first three months of the period. Although the Company's operating results can vary significantly from period to period, management believes the decline in the Company's revenues for this period was related to customer inventory adjustments and a transition in marketing strategy on the part of a number of customers. Accordingly, management believes these events do not reflect a fundamental change in the Company's business in particular, or the lottery industry in general, although it is expected that new contracts with either new or existing customers will be subject to strong price competition.

         Gross margins decreased to 37.7% for the six-month period ended June 30, 1996 from 39.7% for the six-month period ended June 30, 1995. The decrease was due primarily to the loss of gross profits related to the decrease in instant ticket revenues as described above. Margins were also negatively impacted by the costs associated with installation of ultra violet coating equipment on ticket printing presses at the Company's Alpharetta and Gilroy plants. The decrease was partially offset by a larger percentage of the revenues being produced in the lower cost Alpharetta plant as compared to the Gilroy plant and the lack of new equipment start up costs, most of which were accrued in 1995.


         SG&A expenses increased $1.2 million for the six-month period of 1996 over the same period of 1995. These expenses also increased as a percentage of revenues to 13.3% from 9.9%. The dollar increase was due primarily to an increase in domestic and international marketing and sales expenses, including the accrual of trade show expenses, travel costs, the cost of sample tickets for competitive bids and an increase in overall compensation costs. The percentage increase was due to a dollar increase in SG&A expenses, as well as lower revenues in the six-month period ended June 30, 1996 as compared to the same period in 1995.

         Depreciation and amortization expenses decreased for the six-month period ended June 30, 1996 by 2.8% or $127,000 over the comparable period of 1995. The current level of depreciation expense is consistent with ongoing operations. Depreciation in 1995 was at a lower rate in the first three months of the year since significant depreciation for the capital expansion equipment had not commenced in that period; however, the second quarter of 1995 contained a higher level of depreciation due to the write-down of certain capital equipment which was taken out of service.

         Interest income for the six-month period ended June 30, 1996 exceeded the six-month period ended June 30, 1995 due to an increase in cash and cash equivalents. Interest expense decreased because of a lower capitalized lease balance. Interest income for the six-month period ended June 30, 1996 increased $333,000 over the six-month period ended June 30, 1995. The decline in interest expense was $124,000. Gains on foreign currency increased by $332,000, due mainly to activity related to the Company's potential acquisition of Opax International, as well as net foreign currency gains related to non U. S. dollar transactions.

         Net income decreased 31% for the six-month period ended June 30, 1996 and was $7.3 million, compared to $10.6 million for the period ended June 30, 1995. The effective tax rate for the six-month periods ended June 30, 1996 and June 30, 1995 was 40.1%.

         Earnings per common share for the six-month period ended June 30, 1996, was 53 cents per share compared to 78 cents per share for the same period in 1995. The 31.9% decrease in earnings per share was due to a 31% decrease in net earnings. The weighted average number of shares increasing from 13.6 million to 13.7 million.


LIQUIDITY AND CAPITAL RESOURCES

JUNE 30, 1996 VERSUS JUNE 30, 1995

         For the six-month period ended June 30, 1996, net cash provided by operating activities increased $5.3 million, to $9.8 million from $4.5 million for the comparable period in 1995. The increase was due primarily to a decrease in working capital partially offset by a decline in net income. The decline in working capital was mostly attributable to a decline in the growth in accounts receivable partially offset by an increase in income taxes payable.

Purchases of property and equipment for the six-month period ended June 30, 1996 were lower by $4.1 million as compared to the same period on 1995 due to the completion of the Company's major capital expansion project. Such project was essentially completed in the first half of 1995. The cash and cash equivalents balance was $34.5 million as of June 30, 1996, which was $28.6 million higher than the balance at June 30, 1995.

         The Company expects that its cash balance, cash flows from operations and the availability of funds from its Bank Credit Agreement should permit it to meet anticipated acquisitions, capital expenditures, working capital and fund future growth as new business opportunities arise.

         In light of the implementation of its stock buy-back program, under which the Company may repurchase up to 2.1 million shares of its Common Stock, and the pending purchase of Opax International, as well as other potential investment opportunities and working capital requirements, management believes the Company may require additional borrowing capacity. Accordingly, the Company is seeking to replace its existing bank credit facility which is scheduled to expire August 17, 1996, with a new facility which will provide it with increased borrowing capacity. The Company is currently in negotiations with three banks for a new revolving credit facility. Management anticipates the agreement for such facility would provide $70 million of revolving credit under an agreement with a three year term. It is anticipated that the agreement for the new bank credit facility will be entered in the third quarter. The Company believes that the availability of borrowing under a new bank credit facility, along with the cash generated from operations, will be adequate to meet the Company's liquidity and capital resource needs for the foreseeable future.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


        As initially reported in July 1993 and periodically reported thereafter, the Company's Scientific Games Inc. ("SGI") subsidiary owns a minority interest in Wintech de Colombia S.A. ("Wintech"), which has operated the Colombian national lottery under contract with Empresa Colombiana de Recursos para la Salud, S.A. ("Ecosalud"), an agency of the Colombian government. As a contracting party with Ecosalud, SGI in addition to Wintech and two other shareholders, provided a $5,000,000 joint and several guarantee that certain levels of lottery ticket sales would be attained. In addition, with respect to a further guarantee of sales under the contract with Ecosalud, SGI delivered to Ecosalud a $4,000,000 bond issued by a Colombian surety. Wintech started the instant lottery in Colombia but experienced difficulties in getting the lottery to function smoothly due to, among other factors, social and political unrest in Colombia, frequently interrupted telephone service and power outages, and competition from another lottery being operated in a province of Colombia in violation of Wintech's exclusive license from Ecosalud. As a consequence, the guaranteed sales level was not met for the year ended June 1993. On July 1, 1993, Ecosalud adopted resolutions declaring, among other things, that the contract was in default and asserted various claims for compensation and penalties against Wintech, SGI and other shareholders of Wintech. As the Company has previously disclosed in its filings with the Commission, litigation is pending in Columbia concerning various claims among, Ecosalud, Wintech and the Company relating to the termination of the contracts with Ecosalud (the "Columbian Litigation"). Ecosalud's claims in the Colombian litigation were for, among other things, realization on the full amount of the guarantee and the bond.

        SGI has consulted with Columbian counsel and been advised that SGI has various legal defenses to Ecosalud's claims. SGI has also certain cross indemnities and undertakings from the two other privately held shareholders of Wintech for their respective shares of any liability to Ecosalud. Such indemnities and undertakings were secured by letters of credit of $2,600,000, confirmed by U.S. banks, which expired July 12, 1993. On July 9, 1993, SGI drew on such letters of credit and received $1,500,000 under one such letter. SGI subsequently returned the $1,500,000 to the issuing bank in exchange for a substitute $1,500,000 confirmed letter of credit acceptable to SGI. The confirming bank under the other letter of credit did not honor SGI's draw, and SGI asserted a claim against such bank for wrongful dishonor, which claim was refused by such bank. The Colombian surety which issued the $4,000,000 bond to Ecosalud to secure performance by SGI of its obligations under the lottery contract has made formal demand upon SGI for payment of the amount of the bond. The Colombian surety has also reportedly paid $2,400,000 to Ecosalud under the bond. SGI has declined to make or authorize any such payment and has notified the surety that any payment in response to Ecosalud's demand on the bond is at the surety's risk. The surety, through its U.S. counsel, made written demand upon SGI in 1995 for payment of $2,400,000, plus interest and costs, threatening to file suit to collect this amount. SGI has responded that no such amount is due, and it intends to assert fully its defenses in the event any such suit is filed. No such suit has been filed to date. No assurance can be given that the other shareholders of Wintech will, or have sufficient assets to, honor their indemnity undertakings to SGI when the claims by Ecosalud against SGI and Wintech are resolved in the event such claims result in any liability.

        On June 24, 1996, Ecosalud filed a complaint styled Empresa Colombiana de Recursos para la Salud, S.A. v. Scientific Games, Inc. in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 1 96-CV-1586. The complaint subsequently was served on SGI on July 15, 1996. The complaint alleges, among other things, that under the contract with Ecosalud, SGI, Wintech and the other shareholders of Wintech agreed to pay Ecosalud a minimum guaranteed payment based on sales of 600,000,000 game tickets at a price of 500 Colombian Pesos during the first year of operation of the instant-winner lottery game, damages for failure to pay Ecosalud 30.96% of the allegedly guaranteed gross sales and 0.92% of those sales as a commission and SGI and the other contracting parties guaranteed a minimum first year payment of $65,016,000 based on an exchange rate of one thousand pesos for one U.S. Dollar. Of that alleged minimum, Ecosalud received $8,537,126 leaving an alleged balance owed of $56,478,873. In addition, Ecosalud claims additional "minimum payments" of $27,090,000 for the period June 26, 1993 through November 25, 1993, notwithstanding the fact that Ecosalud declared the contract in default on July 1, 1993. Ecosalud also claims additional commissions of $799,005 for the first year of the operation of the instant ticket game, plus a commission of $55,389 for the period June 26, 1993 through November 25, 1993. Total damages claimed are "not less than $84,423,267." The complaint also seeks reasonable attorneys' fees and costs allegedly pursuant to the contract.

        As noted above, Ecosalud has already purportedly drawn $2,400,000 on a penalty bond issued by a Columbian bonding company which is claiming a right of reimbursement from SGI. The foregoing amounts are in dispute and, according to counsel in Columbia, $5,000,000 is the maximum recourse available to Ecosalud under the terms of the contract in the event that sales were below the target sales specified in the contract if Ecosalud were to be successful in persuading a Columbian court that SGI breached its agreements with Ecosalud. The contract specifically provides it is governed by Columbian law.

        SGI intends to vigorously defend such litigation and has been advised by counsel that SGI has numerous defenses on the merits as well as procedural defenses to the litigation, including the defense that a lawsuit involving the same subject matter is pending in Colombia. The Company anticipates that it will file a motion to dismiss and to refer the subject matter of the litigation to arbitration. Such motion is expected to be filed in August 1996. Although it is not possible to determine the outcome of Ecosalud's claims, either in Georgia or Columbia, at their current stage, management believes based upon, among other things, the advice of counsel, that adequate provision has been made for such claims and the disposition thereof should not materially adversely affect the Company's financial condition or results or operations.

        Refer to the Company's Form 10-K for the year ended December 31, 1995 for a description of pending legal proceedings, with respect to which there have been no material developments since such date.

        Although it is not possible to determine the outcome of these proceedings and claims at their current stage, management believes based upon, among other things, the advice of counsel, that the disposition of these matters should not have a material adverse affect on the Company's consolidated financial condition or consolidated results of operations.

ITEM 2.  CHANGES IN SECURITIES

     None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

             -11        Computation of Per Share Earnings

             -27        Financial Data Schedule (for SEC use only)


     (b)     Reports on Form 8-K

             None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SCIENTIFIC GAMES HOLDINGS CORP.




Date:  August 14, 1996         By:      /s/ WILLIAM G. MALLOY
                                        -----------------------------------
                                            William G. Malloy
                                            President and
                                            Chief Executive Officer


Date:  August 14, 1996         By:      /s/ CLIFF O. BICKELL
                                        -----------------------------------
                                            Cliff O. Bickell
                                            Vice President, Treasurer,
                                            and Chief Financial Officer