Form 10-K405/A
period 1995-12-31
SCIENTIFIC GAMES HOLDINGS CORP
filed 1996-09-27
CIK 880174

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                ------------

                                FORM 10-K/A-1

                             ------------------

              Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934
                 for the fiscal year ended December 31, 1995

                             ------------------

                     Commission file number   000-22298

                       SCIENTIFIC GAMES HOLDINGS CORP.

                           A Delaware Corporation
                             IRS No. 13 361 5274
           1500 Bluegrass Lakes Parkway, Alpharetta, Georgia 30201
                               (770) 664-3700

                         --------------------------


         Securities registered pursuant to Section 12(b) of the Act and listed on the NASDAQ/NMS
                        Common Stock, $.001 Par Value
         Securities registered pursuant to Section 12(g) of the Act:
                                    None

                             ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes  X    No
                                                  -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of the Common Stock of the Registrant held by non affiliates of the Registrant on March 21, 1996 was $346,213,093. The aggregate market value was computed by reference to the closing price of the stock on the NASDAQ Stock Market on such date. For the purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holding by non affiliates was computed as 12,561,839 shares.

The number of shares outstanding of the Registrant's Common Stock as of March 21, 1996 was 13,064,645 shares.

Documents Incorporated by reference:

         The Registrant's proxy statement for its Annual Meeting of Stockholders, to be held May 3, 1996, which will be filed pursuant to Regulation 14A within 120 days of the close of Registrant's fiscal year, is incorporated by reference in answer to Part III of this report but only to the extent indicated in Part III herein. In addition, pages 14 through 31 of Scientific Games Holdings Corp.'s 1995 Annual Report to Stockholders is incorporated by reference in answer to Items 6, 7 and 8 of Part II and Item 14(a) of Part IV of this report.

                                     PART 1

             The Company hereby amends its Form 10-K for the year ended December 31, 1995 solely to correct the inadvertent misidentification of the only customer accounting for 10% or more of its revenues in 1995.

ITEM 1.      BUSINESS

GENERAL

         Scientific Games Holdings Corp. (the "Company" or "Scientific Games") through its wholly owned subsidiaries, principally, Scientific Games Inc., is the leading worldwide manufacturer of instant lottery tickets based upon the number of instant lottery tickets sold. The Company has production facilities in Alpharetta, Georgia (suburban Atlanta), Gilroy, California and Albert Lea, Minnesota and employs approximately 758 people in total. Scientific Games' business consists primarily of manufacturing and selling instant lottery tickets to domestic and foreign governmental lottery authorities and licensees and providing lottery services to such customers. The Company also offers its customers a full range of instant lottery services under cooperative services contracts, including some or all of the following services: designing and installing game management software, ticket production, telemarketing, field sales, accounting, ticket distribution, training sales staff, estimating ticket needs, managing staff, advising with respect to security, ticket validation and provision of computer hardware, validation terminals, maintenance, communication network and sales agent hot-line service. Through the acquisition of a pull-tab ticket business, GameTec, in June 1994, the Company now also manufactures and sells pull-tab tickets to lotteries and charities. The facility is located in Albert Lea, Minnesota.

INDUSTRY OVERVIEW

         Lotteries are operated by domestic and foreign governmental authorities and their licensees in approximately 200+ jurisdictions. Currently, 39 jurisdictions sell instant lottery tickets in the United States. Governments typically authorize lotteries as a means of generating revenues from non-tax sources with lottery revenues frequently being set aside for particular public purposes, such as education, aid to the elderly, conservation, transportation and economic development. As lottery ticket sales have become a significant source of funding for such programs, many jurisdictions have come to rely on the revenues generated by such sales.

         Although there are many types of lotteries worldwide, government authorized lotteries may generally be categorized in three principal groups: instant lotteries, on-line lotteries and the traditional draw-type lotteries. An instant lottery is one which is typically played by removing a coating from a preprinted ticket to determine whether it is a winner. On-line lotteries are generally pari-mutuel in nature (although fixed prizes are also offered) and are conducted through a computerized lottery system in which lottery terminals are connected to a central computer, usually by dedicated telephone lines. Internationally, the older form of traditional draw-type lottery games, in which players purchase tickets which are manually processed for a future drawing for prizes of a fixed amount, is the prevalent form of play. In addition to the foregoing types of lotteries, there are video lotteries played on electronic machines featuring keno, "line-up" (cherries, bars, plums, etc.) and similar video games. Video lotteries are typically targeted to locations such as horse and dog racing tracks, athletic arenas, certain bars, clubs and similar establishments.

         To date, only approximately 50% of the foreign, governmentally operated or sanctioned lotteries currently sell instant tickets. Of the approximately 8.2 billion tickets sold by the Company in 1995, approximately 33% were sold outside the United States.

         There are many commercial game suppliers (including the Company) in the United States which produce tickets for both sales promotion companies and their end users. Management believes Scientific Games is the only company which also offers the commercial market a full line of support and services similar to what the Company offers to the government lottery market. Management believes the total potential commercial game market may be larger than the instant lottery market and that such market has shown extensive growth in recent years. Whereas potential lottery customers in the United States are limited to the 39 jurisdictions where such games are legally permitted, commercial games are believed permitted in substantially all states. Commercial games are used to promote a manufacturer's or retailer's products and typically do not involve a cumbersome bidding/procurement process. Orders for commercial games may vary in quantity from less than 50,000 to more than 500 million tickets. Commercial games are subject to a variety of state laws which regulate promotional games of chance. A significant difference between lottery games and commercial games is the lower level of security requirements associated with commercial games which typically offer less valuable prizes. Tickets for commercial games may not require foil, laminated or similar paper stock or overprint inks.

BUSINESS STRATEGY

         The Company is the leading worldwide supplier of instant lottery tickets and support services. Scientific Games intends to expand this leadership position by (i) pursuing new instant ticket printing opportunities in both the domestic and foreign marketplaces, (ii) emphasizing and marketing Scientific Games' capabilities in cooperative services, (iii) continuing the Company's emphasis on customer service and responsiveness to customer needs both before and after delivery of products and services, (iv) investing in its facilities while aggressively pursuing practices and methods which reduce operating costs, and (v) funding research and development costs that continue to provide innovations for the Company's customers.

         As state governments face budgetary pressures, they increasingly seek methods of reducing state spending. A method of reducing spending which is often considered by states is privatization or outsourcing of various operating tasks associated with lottery operations. This trend is evidenced by the fact that three out of the last four new domestic lotteries, including Georgia and Nebraska, the two newest lottery states, have elected to utilize cooperative services. Many of a lottery's routine processes are related to the management of the instant ticket games. The Company has significant experience in this field and is well positioned to offer this privatization or outsourcing option to the industry. Furthermore, many foreign governments are recognizing the sales potential of the instant ticket and are increasingly utilizing outsourcing to implement instant ticket sales rather than attempting to develop this capability on their own. The Company intends to continue to emphasize and invest in its growing cooperative services business.

         The increased application of computer-based and communications technologies (including proprietary technologies) to the manufacturing and servicing of instant tickets (See "Business-New Product Development") continues to separate the instant ticket from conventional forms of printing. The Company is generally recognized within the lottery industry as the leader in applying these technologies to the manufacturing and sale of instant tickets. In order to maintain its position as a leading innovator within the lottery industry, the Company intends to continue to explore and develop new technologies and their application to instant lottery tickets and systems.

         In addition to the internal development of new products, the Company intends to leverage its management expertise, reputation, and contacts in the lottery industry by pursuing joint ventures and considering acquisitions which will provide access to lottery related products and services that the Company does not currently provide. The Company is presently evaluating various opportunities to enter other areas of the lottery business by either utilizing its in-house expertise or by acquisition of, or combining with, another entity engaged in such areas, or some combination of the foregoing.

PRODUCTS AND SERVICES

         In 1974, the Company introduced the first "secure" instant game ticket. Today, instant tickets manufactured by the Company are typically printed on recyclable ticket stock by a series of computer controlled presses and ink-jet imagers and are believed by management to incorporate the most advanced technology and security currently available in the industry. Tickets range in size from 1.5 inches by 3 inches to ticket sizes as large as some greeting cards and normally are played by removing a coating to determine if they are winning tickets. The Company markets tickets to domestic lottery jurisdictions, foreign lottery jurisdictions and commercial customers. The Company has contracts with 23 of the 39 states/jurisdictions in the U.S. which currently sell instant lottery tickets. These domestic contracts are typically at a fixed price per thousand tickets and range from one to three years in duration, although they typically have one or more extension options. Customers of Scientific Games have seldom failed to exercise extension options in domestic lottery contracts with the Company. In 1995, the Company sold approximately 8.2 billion tickets. Such instant ticket sales included more than 50% of all instant lottery tickets sold by all companies to domestic lotteries and approximately twice as many instant tickets as were sold by the Company's next largest domestic competitor.

         The Company currently manufactures limited amounts of tickets for the commercial game market. Examples of commercial games produced by the Company include games for major oil companies and a major U.S. hotel chain and games for various other commercial customers. In the past, Scientific Games was not in a position to penetrate this market fully because of, among other factors, very short lead times and plant capacity constraints. The Company believes its installation in 1995 of a third press better suited to shorter press runs than its two existing gravure presses provides it with the capacity and flexibility necessary to better compete in this market. For information concerning the new press and its attributes, see "Properties."

         Scientific Games pioneered the idea of cooperative services as a means of reducing the operating costs of lotteries while increasing lottery revenues and is the only instant ticket manufacturer which has a separate lottery ticket cooperative support services business to supplement its manufacturing operations. Cooperative services consist of lottery ticket distribution and support services involving the performing of selected key sales, distribution, marketing and/or data processing services for lottery jurisdictions. While most lottery jurisdictions to date have chosen to control the distribution and sales of tickets, Scientific Games has been successful in demonstrating to a number of jurisdictions that the Company can perform these functions effectively and at a lower cost.

         Domestically, the Company has cooperative services agreements with the states of Georgia, Nebraska, Maine and West Virginia and with the U.S. Virgin Islands. Under cooperative services contracts, the Company typically provides selected management, distribution services and/or data processing for the jurisdiction's instant lottery game business and is paid a percentage of the lottery's total instant ticket revenues. Customers select those services which they desire to privatize from a menu of services offered, including: designing and installing game management software, ticket production, telemarketing, field sales, accounting, ticket distribution, sales staff training, estimating ticket needs, managing staff, advising with respect to security, ticket validation, and provision of computer hardware, validation terminals, maintenance, communication network and sales agent hot-line service. Cooperative services contracts can be associated with large switching costs for the lottery, as the lottery would have to hire and/or retrain its staff and redesign and install a software system to control the instant ticket lottery business.

         In addition to laminated scratch off instant tickets, the Company's business also includes the manufacture and sale of pull-tab tickets, a business the Company entered through the June 1994 acquisition of the assets of GameTec, a pull-tab manufacturer located in Albert Lea, Minnesota. The Company currently sells pull-tab tickets to five lotteries in the U.S. and to distributors who sell them to charities.

         During the period from 1983 to 1991, the Company's predecessor also developed on-line lotto systems for state lotteries. Since 1991, the Company has not offered on-line gaming. Scientific Games, however, has experience in this aspect of the lottery industry, a characteristic typically lacking in other instant lottery ticket suppliers.

NEW PRODUCT DEVELOPMENT

         Since its inception, Scientific Games has provided many of the innovations in instant ticket technology, in both manufacturing and game development, which subsequently became the industry standard. Past examples of new products developed by Scientific Games include the ink-jet printed instant ticket, cooperative services (lottery privatization), bar coding on the front and back of tickets (which facilitates validation), the IL/MVS instant ticket accounting management and ticket validation software technology and Terra 2000(R) tickets. The Terra 2000(R) ticket is a recyclable and biodegradable paper ticket, which meets the rigorous security standards demanded by the lottery industry. The Company's latest innovation is SciScan(TM), a keyless validation system for retailers which significantly reduces the time requirements of ticket validation while at the same time improving security of the game. This technology will also open other opportunities for advanced ticket play-styles and may also have applications in other industries where currency, check, credit and debit card and bearer documents verification is required.

         Certain of the technology associated with these innovations are the subject of issued patents and patent applications currently pending with the United States Patent Office and selected other countries outside the United States. The Company also holds a number of other patents and licenses with respect to certain technology used in its business. The loss of any such patent or license, however, would not in the opinion of management have a material adverse effect on the Company's overall business. Scientific Games is continually looking for ways to apply its expertise in specialty printing technologies and security/randomization knowledge to develop commercially viable products for both the lottery industry as well as for other commercial applications.

CUSTOMER SERVICE

         The Company has an active professional Customer Service Department which works closely with its account managers, the lotteries, and Scientific Games' Graphics and Game Programming Departments in the area of initial game design. Artwork concepts, game play style and prize structure are assembled, proposed, and refined. Important manufacturing information is also assembled and documented in the "working papers" by the Company's customer service representatives. This information, when approved by the lottery, becomes the technical manufacturing specifications for specific ticket orders.

MARKETING

         Scientific Games has been instrumental in the development of marketing strategies for instant games for domestic and foreign lotteries, including some of the most successful lotteries in North America. The Company's involvement includes all phases of instant game marketing support including: marketing strategies, prize structures, game rules, delivery schedules, play styles, telemarketing, ticket ordering and billing, field sales support, research, game design, working papers, retailer manuals, instant game concepts, ticket quantities, delivery and promotions. Scientific Games or its predecessor has prepared market research analyses of gaming tendencies in almost every new state lottery since 1982 and the company can provide customers with a bank of lottery-specific consumer and market research data derived from these years of analyses.

         Instant tickets are believed to have the broadest consumer appeal of any lottery product. Consumers are generally split equally between men and women, are equally distributed between ages 25 and 65, and cover a broad range of socioeconomic and psychographic groupings. This broad-based market is highly affected by appropriate advertising and promotion. The most successful lotteries have discovered that instant lottery products are largely an impulse item which must be marketed like any other consumer product.

         Sales of instant lottery tickets are based on, among other factors, the quality of the lottery product, prize structure design and the existence of large retail distribution systems which allow maximum convenience to consumers. Scientific Games, with its large game library and extensive research into product design and consumer purchasing habits, has been an industry leader in producing new products, distribution methodologies and consumer promotions to enhance sales.

SECURITY

         Scientific Games recognizes that security and integrity are the foundation of successful lottery organizations. As the incidence and severity of publicly reported cases of physical and computer crime continue to escalate, major lotteries are seriously reassessing key security questions concerning the vulnerability of lottery games. Attempts to penetrate security measures may come from various combinations of customers, retailers, vendors, lottery officials and others. Because the integrity of a lottery is believed essential to its successful operation, both the vendor and lottery must guard their systems against unauthorized actions. The Company is unaware of any practical, economically feasible way to breach the security of its instant lottery tickets which could result in a material loss to any of its customers, nor is it aware of any breach thereof which has resulted in any material loss to any of its lottery customers.

         Scientific Games constantly assesses the adequacy of its security systems, incorporating various improvements, bar coding and additional layers of protection. There must be well-planned security measures in place at every stage of the lottery operation. Scientific Games has pioneered and enacted extensive security safeguards in all areas of ticket specifications, production, packaging, delivery, distribution and accounting. Also, computer function safeguards, including secure ticket data, control number encryption, winner file data, and ticket stock control have been incorporated in the Company's data processing and the computer operations phase.

MANUFACTURING PROCESS

         Using a series of computer-controlled presses and ink-jet imagers, management believes Scientific Games' tickets incorporate the most advanced technology and security methodology available in the industry. Its facilities are designed for efficient, secure production of instant game tickets and support ink-jet image tape generation, printing, packaging and storage.

         The dedicated computer-controlled printing process is specifically designed for producing instant lottery game tickets for government sanctioned lotteries and high volume commercial games. The process is not a business forms press or a direct mail press temporarily diverted to lottery work. The Company's specialized equipment contributes to the underlying superior manufacturing and product quality. Instant ticket games are delivered completely finished and ready for distribution by the lottery, or by Scientific Games in the jurisdictions which are part of a cooperative services contract with Scientific Games.

         Paper and ink are the principal raw materials consumed in the Company's manufacturing operations. The Company has a number of sources for both paper and ink and should, therefore, not be dependent on any particular supplier.

PERSONNEL

         As of December 31, 1995, the Company had approximately 758 full-time employees. None of Scientific Games' employees are represented by a labor union and the Company believes that its employee relations are good. At the California Facility (See "Properties"), ticket packaging is performed exclusively by a MBE/W (minority business enterprise/woman) owned subcontractor, the employees of which are unionized. Scientific Games is, at present, the subcontractor's only customer.

EXECUTIVE OFFICERS

         The following table sets forth certain information regarding the executive officers of the Company as of March 1, 1996:

               NAME                               AGE                       POSITION WITH THE COMPANY
- ---------------------------------------------------------------------------------------------------------------------------------
William G. Malloy . . . . . . . .                 49            Director, Chairman, President and Chief Executive Officer
William F. Behm . . . . . . . . .                 50            Director and Executive Vice President
Thomas F. Little  . . . . . . . .                 51            Senior Vice President-International
Cliff O. Bickell  . . . . . . . .                 53            Vice President, Treasurer and Chief Financial Officer
C. Gray Bethea, Jr.   . . . . . .                 51            Vice President, Secretary and General Counsel
David A. Bausch . . . . . . . . .                 61            Vice President
James R. Culver . . . . . . . . .                 63            Vice President-Marketing and Sales
John J. Kriz  . . . . . . . . . .                 54            Vice President-Manufacturing
Terry D. Mangold  . . . . . . . .                 55            Vice President-Instant Game Services

         WILLIAM G. MALLOY transferred from the corporate staff of Bally Manufacturing Company to the Company in 1987 and became President and Chief Executive Officer in 1990. Mr. Malloy was elected a Director and Chairman of the Board in October 1991 when Centre Partners L.P. and certain executive officers of the Company purchased substantially all of the assets of the instant lottery ticket sales business, the instant ticket cooperative sales business and the video lottery business of the predecessor to the Company in a leveraged buy-out transaction ("Acquisition"). Prior to becoming the Company's President and Chief Executive Officer, Mr. Malloy served as Vice President, Treasurer and Chief Financial Officer. Mr. Malloy has over twenty years of experience in the coin-operated amusement and gaming industry. Mr. Malloy's term of office as a director expires with the annual meeting in 1996.

         WILLIAM F. BEHM joined the Company in 1978 and was promoted to Executive Vice President in 1988 and was elected a Director in 1992. Mr. Behm has overall management responsibility for Scientific Games' research and business development projects. In addition, he is also responsible for all the Company's product security issues. Prior to joining Scientific Games, Mr. Behm was an aerospace engineer with McDonnell Douglas Corporation. Mr. Behm was instrumental in the development of the Company's former on-line lottery system, the invention of instant lottery bar codes, and the development of the Company's new environmental instant ticket. He is co-named with the Company in several issued patents and pending applications and is a regular speaker at trade shows and conferences on the subject of technology in the lottery industry.

         THOMAS F. LITTLE joined the Company in 1975 and was promoted to Senior Vice President-International in 1991. Mr. Little has overall management responsibility for Scientific Games' international marketing and sales efforts. In addition, he is also responsible for the Company's marketing and sales efforts in the commercial game industry. Prior to joining the Company, Mr. Little was Manager of Data Processing for First National Bank of Atlanta. Mr. Little's experience includes the introduction of the first video lottery test in Illinois, the development of the Company's former on-line lottery system and extensive contacts with the international lottery industry.

         CLIFF O. BICKELL joined the Company as Vice President, Treasurer and Chief Financial Officer in January of 1995. Mr. Bickell has overall management responsibility for Scientific Games' corporate financial, accounting, and administrative affairs, including the Company's human resource function. Prior to joining Scientific Games, Mr. Bickell was Vice President, Chief Financial Officer and Treasurer of Paragon Trade Brands, a multi-national consumer products manufacturer where he had similar financial responsibilities. In addition, Mr. Bickell has held the positions as Senior Vice President, Corporate Administration - Chief Financial Officer of the W. A. Krueger Co., a commercial printing company, and Treasurer of Dataproducts Corporation, a multinational electronics manufacturer.

         C. GRAY BETHEA, JR. joined the Company in 1985 as Vice President, Secretary and General Counsel. Mr. Bethea has overall management responsibility for Scientific Games' legal compliance, statutory interpretation, corporate matters, governmental affairs, and contract preparation. Throughout his corporate and private practice of law, Mr. Bethea has had extensive experience in corporate and contract law. Prior to joining Scientific Games, Mr. Bethea was a partner with the firm of Smith, Gambrell & Russell in Atlanta, Georgia.

         DAVID A. BAUSCH joined the Company in 1988 and has served as Vice President since that time. Mr. Bausch has overall management responsibility for Scientific Games' efforts in software systems development, video lottery operations, and cooperative services operations. Prior to joining Scientific Games, Mr. Bausch served as Deputy Director of the Illinois Lottery where he implemented both its instant and on-line games. He was more recently the Assistant Secretary of the Florida Lottery where he was responsible for that lottery's overall start-up and ongoing operations.

         JAMES R. CULVER joined the Company in 1984 as an Account Executive and was promoted to Vice President-Marketing and Sales in 1990. Mr. Culver has overall management responsibility for Scientific Games' North American marketing and sales efforts. In addition, he is also the Company's Public Relations Officer. Prior to joining Scientific Games, Mr. Culver was with the Michigan Lottery for over eight years where he served as Marketing Director and later Acting Director. Mr. Culver has over twenty years of lottery experience specializing in all phases of marketing including, advertising, promotions, sales training and motivation. He is the developer of several industry standards including the

Scientific Games Key Account Program which is currently used by several lotteries as a model of key account and chain store sales management. Mr. Culver also has twelve years of television experience both as a producer and performer and regularly speaks at lottery trade shows and conferences.

         JOHN J. KRIZ joined the Company in 1990 as Vice President-Manufacturing. Mr. Kriz has overall management responsibility for Scientific Games' instant ticket printing operations. Prior to joining Scientific Games, Mr. Kriz spent twenty-six years with Ringier American (formerly W. A. Krueger Co.) in various executive, operational and technical positions. As Vice President for Manufacturing Services, Mr. Kriz directed all manufacturing activities for three divisions for this major publication, commercial and book printer. His experience includes the design, construction and implementation of printing operations.

         TERRY D. MANGOLD joined the Company in 1975 and was promoted to Vice President-Instant Games Services in 1987. Mr. Mangold has overall management responsibility for Scientific Games' instant ticket game programming operations, i.e., the generation of games with the proper distribution of winning and non-winning tickets. Prior to joining Scientific Games, Mr. Mangold was responsible for computerized systems at First National Bank of Atlanta.

         THE FOLLOWING DISCUSSION OF ASPECTS OF THE COMPANY'S BUSINESS ALSO CONSTITUTES A CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for the first quarter of 1996, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

GOVERNMENTAL REGULATION

         Lotteries are not permitted in the various states/jurisdictions of the United States unless expressly authorized by law. The ongoing operations of authorized lotteries in the United States typically are extensively regulated. Applicable legislation varies from jurisdiction to jurisdiction but, in addition to authorizing the lottery and creating the applicable authority, the lottery statues generally dictate certain broad parameters of lottery operation, including the percentage of lottery revenues which must be paid out in prized and a variety of other features of the lottery, Lottery authorities typically exercise significant control as to the selection of vendors (such as the Company) and awards of lottery contracts, ticket prices, types of games played and marketing strategy, all of which can affect the Company's operating results.

         Prior to and after granting of a lottery contract, governmental authorities generally conduct an investigation of the Company and its employees and such authorities may require removal of any employee deemed to be unsuitable. The Company has not been disqualified from a lottery contract as a result of any such investigation. Certain states also require extensive personal and financial disclosure (including, among other things, submission of fingerprints, personal financial statements and federal and state income tax returns) and background checks of control persons and entities beneficially owning a specified percentage (typically 5% or more) of the Company's securities. The failure of such beneficial owners to submit to such background checks and provide such disclosure could jeopardize the award of a lottery contract to the Company or provide the basis for cancellation of existing lottery contracts.

         Scientific Games generally retains governmental affair representatives is various states of the United States to advise legislators and the public concerning its views on lottery legislation, to monitor any such legislation and to advise the Company on contract proposals to lottery authorities. Scientific Games also makes campaign contributions to various political parties and political candidates. The Company believes it has complied with applicable laws and regulations concerning campaign contributions and lobbying disclosures.

         The award of lottery contracts and ongoing operations of lotteries in international jurisdictions also are extensively regulated, although this regulation usually varies from that prevailing in the United States. Restrictions are frequently imposed on foreign corporations seeking to do business in such jurisdictions and, as a consequence, the Company has, in a number of instances, allied itself with a local company when seeking foreign lottery contracts. Laws and regulations applicable to lotteries in the United States and foreign jurisdictions are subject to change and the effect of such changes on the Company's ongoing and potential operations cannot be predicted with certainty.

LOTTERY CONTRACTS:  PROCUREMENT PROCESS AND REQUIREMENTS

         Lotteries in the United States typically select an instant ticket supplier by issuing a Request for Proposals ("RFP") which outlines contractual obligations as well as products and services to be delivered. An evaluation committee frequently comprised of key lottery staff evaluates responses based on various criteria. These criteria usually include quality of product, security plan and features, experience in the industry, quality of personnel and services to be delivered and price. The Company believes that the quality of its personnel, technical expertise and manufacturing efficiency give it many advantages relative to the competition when responding to state lottery RFPs. However, many lotteries still award the contract to the vendor with the lowest price. Contract awards by lottery authorities in the United States are sometimes challenged by unsuccessful competitors which can result in costly legal proceedings for all concerned.

        The Company's domestic lottery contracts typically contain provisions for payment of liquidated damages for late delivery of tickets or delivery of defective tickets, which in the aggregate could result in several million dollars or more per day in penalties to the Company. Although the incurrence of liquidated damages with respect to on-line lotteries may not be uncommon, the Company believes it is uncommon for instant lotteries. Scientific Games has not paid any material liquidated damages under an instant lottery contract, although it has on occasion negotiated customer allowances which management does not consider material.

         Substantially all of the Company's revenues are derived from its lottery and service contracts. The Company's domestic lottery contracts typically have an initial term of from one to three years and usually provide the customer with options to extend the contract one or more times under the same terms and conditions for additional periods generally ranging from one to three years. The Company's international lottery contracts are less likely to have firm contract periods and, historically, international lottery ticket customers have sought competitive bids for such contracts more frequently. Lottery contracts to which the Company is party typically contain exacting implementation schedules and performance requirements. Failure to meet these schedules and requirements can result in substantial monetary liquidated damages, as well as possible contract termination.

         The Company maintains a bonding program for its bid bonds, litigation bonds and performance bonds through the Continental Insurance Company. As of December 31, 1995, $30.4 million was outstanding in aggregate face amount of surety bonds issued. One or more of these bonds is generally required by a lottery customer in order to participate in a lottery procurement or to enter into a contract with the lottery following successful bid. Failure to be able to provide such bonds would materially and adversely affect the Company's ability to do business. The Company's bonding program is backed by a blanket indemnity. In the past, the Company has secured the performance of certain of its indemnity obligations with letters of credit. Currently, none of the Company's indemnity obligations is secured by a letter of credit.

         Lottery contracts of the Company periodically expire and/or reach optional extension dates. Upon the expiration of a contract (including any extensions thereof), lottery authorities may award new contracts through a competitive procurement process. There can be no assurance that the Company's contracts will be extended or that the Company will be awarded new contracts as a result of competitive procurement processes in the future. The Company's lottery contracts typically permit a lottery authority to terminate the contract at any time for failure to perform and other specified reasons, and many of such contracts permit the lottery authority to terminate the contract at will without penalty. Depending upon, among other factors, the amount of new revenue derived by the Company thereunder, the termination, expiration or failure to renew one or more instant lottery contracts could have a material adverse effect on the Company's business or prospects.

MARKETS

         With 37 states, the District of Columbia and The U.S. Virgin Islands currently operating lotteries, the Company's growth in the domestic market depends primarily on expanded activities of existing lotteries as well as winning new contract awards, re-bids and contract extensions. Contrasted with the domestic market, the international market is far from mature, with more and more countries viewing lotteries as a source of revenue for a variety of governmental programs.

        In 1995, only one state, Massachusetts, accounted for more than 10% of the revenues of the Company. The Company has four domestic contracts which are scheduled to expire in 1996. Management believes new contracts for those states will be awarded through a competitive procurement process in which the Company will participate. The Company's management estimates that these four states had aggregate ticket sales equaling approximately 11% of the Company's ticket shipments in 1995. In contrast, management believes that lottery contracts with five domestic states currently serviced by its competitors also will expire or extensions will not be granted in 1996 and expects that new contracts for such states will be awarded through the competitive procurement process in which the Company also expects to participate. The Company's management estimates that these five states aggregate ticket sales equaling approximately 15% of the Company's tickets shipped in 1995. Management anticipates that lottery contracts expiring in 1996 could be subject to strong price competition in the cprocurement process. Depending on the number of contracts awarded or reawarded to the Company in 1996 and the level of orders thereunder, as well as the level of orders from existing customers or new international customers, production efficiencies and other economies of scale could offset, in whole or in part, any pressure on profit margins associated with potential lower pricing which may arise in connection with competition for such contracts. While Scientific Games has frequently been awarded new contracts when its prior domestic contracts and extensions have expired, there can be no assurance, however, that any of the Company's contracts will be extended or that it will be awarded new contracts as a result of competitive procurement processes in the future. Nor can any assurances be given with respect to the Company's ability to offset, in whole or in part, the effects of any intensified price competition.

COMPETITION

         The instant lottery business is highly competitive, and the Company business faces competition from a number of domestic and foreign instant and pull-tab manufacturers and other competitors.

         In particular, Scientific Games currently has two primary domestic instant lottery ticket competitors: Dittler Brothers, Inc. ("Dittler") and Webcraft Games, Inc. ("Webcraft"). In addition, several Canadian owned companies provide limited competition for instant tickets in the United States. In 1995, the Company shipped approximately 8.2 billion tickets, which included approximately 50% of all instant lottery tickets for the domestic market - approximately twice as many as its next largest competitor. Except as permitted by the applicable provisions of the North American Free Trade Act with respect to Canada and Mexico, it is currently illegal to import lottery tickets into the United States from a foreign country. The Company's business could be adversely affected should additional foreign competitors be allowed to operate in the U.S. market.

         Internationally, there are many instant lottery ticket vendors which provide competition to the Company, including, among others, BABN Technologies, Group Francois-Charles Oberthur, Pollard Banknote Limited, government owned printers in Scandinavia, GPS Honsel, Ciccone Y Limos, Dittler, Webcraft, Creative Games International Inc., and various other vendors.

         Both in the domestic market and internationally, factors which influence the award of lottery contracts are believed to include, among others, the ability to optimize lottery revenues through game design and technical capability, quality of the product, dependability, production capacity, marketing experience, financial condition and reputation of the bidder, the security and integrity of the bidder's production operations, products and services and the satisfaction of various other requirements and qualifications imposed by specific jurisdictions.

         Scientific Games' position as a leading worldwide producer of instant lottery tickets and its reputation as a developer of state-of-the-art technology and marketing concepts, as well as its years of experience in the industry, are believed to enhance significantly the Company's competitive position. The large capital investment necessary to purchase, customize and install an instant ticket printing operation, the high level of security required in the lottery industry and the fact that all states in the U.S. which have lotteries have typically required potential suppliers to have prior lottery experience are all factors which tend to limit the number of firms which are willing to, or are in the position to, enter the instant lottery ticket production business. The Company's business could be adversely affected should its competitor's research and development activities result in reduced technological differentiation between the products of the Company and its competitors. Similarly, in the event technological developments materially reduce the capital investment required to finance secure lottery ticket printing operations, the Company's business could be adversely affected by increased competition. Management does not anticipate any material reduction in the level of capital financing required for entry into the lottery ticket product business in the foreseeable future.

         In the cooperative services business, the Company believes it has no current competitor in the U.S. market which both produces instant lottery tickets and provides cooperative services to state lotteries. Competitors have either manufactured only instant tickets or provided only certain services which comprise cooperative services, such as software for the management systems, marketing assistance or other specific duties. However, an on-line vendor in cooperation with an instant ticket supplier may be considered a competitor or potential competitor in cooperative services. In addition, an on-line vendor not in cooperation with an instant ticket supplier may nonetheless provide various cooperative services, including data processing services. Scientific Games has two primary domestic and international competitors in this regard: G-Tech Corporation and Video Lottery Technologies, Inc.

         The Company's pull-tab ticket business is subject to competition from a number of competitors. Pull-tab tickets are primarily marketed to the charity industry. Although the Company is not yet a significant supplier of pull-tab tickets, it currently has 5 contracts with state lotteries for pull-tab tickets and, based on increase in its pull-tab ticket business since the acquisition of its GameTec operations, the Company believes it has the ability to become a significant supplier of pull-tab tickets both to the charity industry and to other markets for such tickets.

POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

         The Company's operating results can vary significantly from period to period. Revenues and capital expenditures can be difficult to forecast because the Company's sales cycle can vary and depend upon facts such as the size and timing of awarded contracts, changes in customer budgets, delays in customer orders, changes in lottery marketing strategies and ticket ordering patterns and general economic conditions. Contracts with governmental entities operating newly authorized instant lotteries tend to generate higher levels of ticket sales in the initial months.

         Operating results also may be affected by the working capital requirements associated with preparing facilities and equipment, establishing the distribution system and printing tickets for a recently awarded contract, and by the amount of time elapsing before the receipt and/or recognition of revenues from the sale of instant lottery tickets and the provision of cooperative services. In addition, operating results may be affected by utilization of overtime labor and the Company's ability to smoothly generate new and/or upgraded production equipment with its existing production operations. Revenues from the sale of tickets, cooperative services, software and hardware development may be recognized based upon ticket shipment, a percentage of the lottery's sales to the public, a contracted price or any combination of the foregoing. Accordingly, quarter to quarter fluctuations in revenues may be expected.

         Additionally, circumstances encountered in international markets, including the substantial amount of time involved in bidding on any international contract, the evaluation of such bid and the resultant contract award or rejection can vary significantly from that originally anticipated when the bid is prepared. All of these factors can make it difficult to forecast revenues and expenditures related to the Company's operations over extended periods and can result in fluctuations in the Company's quarterly financial results.

RELIANCE ON SENIOR MANAGEMENT

         The Company believes it has benefited and continues to benefit substantially from the skills, experience and efforts of its senior management. The loss of the services of members of the Company's senior management could have a material adverse effect on the Company's business and prospects.

ADDITIONAL RISK FACTORS AND INVESTMENT CONSIDERATIONS

         Additional or related factors which could affect the Company's actual results and could cause the Company's actual consolidated results for the first quarter of 1996, and beyond, to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company include:

         Continued or increased pressure to change the selling prices for the Company's products, and the resulting effects on margins, the Company's actions in connection with continued and increasing competition in many product areas, including, but not limited to, price competition and fluctuating demand for certain lottery tickets products by one or more lottery customers;

         Difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products utilizing SciScan(TM) technology and/or other technologies when anticipated, the failure of customers to accept these products or technologies when planned, any defects in products and a failure of manufacturing economies to develop when planned;

         Occurrences affecting the Company's ability to reduce product and other costs, and to increase productivity;

         Inability to offset pricing competition with production efficiencies and economies of sales; underutilization of the Company's plants and factories resulting in production inefficiencies and higher costs; start-up expenses and inefficiencies and delays and increased depreciation costs in connection with the start of production in new plants and expansions;

         The amount, and rate of growth in, the Company's selling, general and administrative expenses, and the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, asset valuations and organizational structures;

         The compromise or breach or perceived compromise or breach of the Company's production security and integrity or the security and integrity of its products or services;

         Difficulties in obtaining raw materials, supplies, power and natural resources and any other items needed for production of lottery tickets and other products;

         The acquisition of fixed assets and other assets, including inventories and receivables, and the making or incurring of any expenditures and expenses, including, but not limited to, depreciation and research and development expenses, any revaluation of assets or related expenses and the amount of, and any changes to, tax rates;

         The effects of, and changes in, trade, monetary and fiscal policies, laws and regulations, other activities of governments, agencies and similar organizations, and social and economic conditions, such as trade restrictions or prohibitions, inflation and monetary fluctuations, import and other changes or taxes, the ability or inability of the Company to obtain, or hedge against, foreign currency, foreign exchange rates and fluctuations in those rates, loss of international contracts or lower international revenue resulting from increased expenses associated with overseas operations, the impact of foreign labor laws and disputes, adverse effects arising out of political unrest, terrorist activity, nationalizations and unstable governments and legal systems, and intergovernmental disputes, as well as actions affecting frequency, use and availability, of lottery products and licensing of lotteries for business;

         The costs and other effects of legal or administrative cases and proceedings (whether civil, such as environmental and product-related, or criminal), settlements and investigations, claims, and changes in those items, developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses, adoptions of new, or changes in, accounting policies and practices and the application of such policies and practices;

         The effects of changes within the Company's organization or in compensation and benefit plans, any activities of parties with which the Company has an agreement or understanding, including any issues affecting any investment or joint venture in which the Company has an interest, the amount, type and cost of the financing which the Company has, and any changes to that financing; and

         The ability to integrate acquisitions into the Company's existing operations and unexpected difficulties or problems with such acquired entities including inadequate production equipment, inadequate production capacity or quality, outdated or incompatible technologies or an inability to realize anticipated synergies and efficiencies, whether within anticipated time frames or at all.

                                 SIGNATURE PAGE

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Scientific Games Holdings Corp. has duly caused this Amendment No. 1 to its report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Alpharetta, and State of Georgia on this 27th day of September, 1996.

                           Scientific Games Holdings Corp.



                           By: /s/ Cliff O. Bickell
                               ----------------------------------
                                   Cliff O. Bickell
                                   Vice President, Chief Financial Officer and
                                   Treasurer