Form 10-Q
period 1996-09-30
SCIENTIFIC GAMES HOLDINGS CORP
filed 1996-11-14
CIK 880174

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                                  FORM 10-Q

(MARK ONE)

     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    ---   THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED    SEPTEMBER 30, 1996
                              --------------------------------------------------

                                       OR

    ---    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO
                               --------------  ---------------------------------

                       COMMISSION FILE NUMBER   000-22298
                                             --------------

                       SCIENTIFIC GAMES HOLDINGS CORP.
--------------------------------------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                        13 361 5274
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                      (IRS IDENTIFICATION NO.)
           EMPLOYER

    1500 BLUEGRASS LAKES PARKWAY, ALPHARETTA, GEORGIA           30201
--------------------------------------------------------------------------------
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)



REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (770) 664-3700
                                                  ------------------------------

--------------------------------------------------------------------------------
     FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF
     CHANGED SINCE LAST REPORT.

     INDICATE BY CHECK [X] WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                            YES  X     NO
                                               ------     ------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     INDICATE BY CHECK [X] WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.

                                            YES        NO
                                                ------    ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:
12,113,224 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE, AS OF SEPTEMBER 30, 1996.

                         PART I - FINANCIAL INFORMATION




                                                                  Page No.
                                                                  --------
      Item 1.  Consolidated Condensed Financial Statements

               Consolidated Condensed Balance Sheets
                    September 30, 1996 and December 31, 1995.............4

               Consolidated Condensed Statements of Earnings
                    Three-month period ended September 30, 1996
                    and September 30, 1995...............................5
                    Nine-month period ended September 30, 1996
                    and September 30, 1995

               Consolidated Condensed Statements of Cash Flows
                    Nine-month period ended September 30, 1996
                    and September 30, 1995...............................6

               Notes to Consolidated Condensed Financial Statements......7


      Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.................10

                          PART II - OTHER INFORMATION
      Item 1.  Legal Proceedings........................................16

      Item 6.  Exhibits and Reports on Form 8-K.........................17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        SCIENTIFIC GAMES HOLDINGS CORP.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)



                                                           September 30,              December 31,
                                                               1996                       1995
                                                           -------------              ------------
                             ASSETS                         (unaudited)                   (1)
Current assets:
 Cash and cash equivalents.................................   $ 22,618                 $  26,413
 Trade receivable, net of allowance for doubtful accounts
   of $138 and $417, respectively..........................     26,635                    21,725
 Inventories...............................................      9,720                     6,767
 Prepaid expenses and other current assets.................        556                       871
 Deferred income tax benefit...............................      1,280                     1,280
                                                              --------                 ---------
Total current assets........................................    60,809                    57,056

Property and equipment, at cost:
 Land......................................................      2,521                     2,521
 Buildings.................................................     11,719                    11,598
 Production and other equipment............................     63,080                    59,779
 Construction-in-Progress..................................          0                       867
                                                              --------                 ---------
                                                                77,320                    74,765
 Less accumulated depreciation and amortization............    (30,838)                  (24,673)
                                                              --------                 ---------
                                                                46,482                    50,092

Other assets................................................     3,359                     3,038
                                                              --------                 ---------
                                                              $110,650                 $ 110,186
                                                              ========                 =========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable..........................................   $  3,467                 $   4,552
 Accrued liabilities.......................................      6,350                     6,652
 Income taxes payable......................................      2,799                       539
 Current portion of capital lease obligations..............        562                       596
                                                              --------                 ---------
Total current liabilities...................................    13,178                    12,339

Capital lease obligations, less current portion.............         8                       376

Long-term debt                                                   8,000                         0
Deferred income taxes payable...............................     2,891                     2,891

Stockholders' equity:
 Common stock par value $.001 per share:
   shares authorized: 25,750,000;
   issued and outstanding shares:  12,113,224 at September 30,
   1996 and 13,064,653 at December 31, 1995................         12                        13
 Additional paid-in capital................................     54,322                    52,163
 Retained earnings ........................................     32,310                    42,503
                                                              --------                 ---------
                                                                86,644                    94,679
Less notes receivable from officers for the sale
   of common stock to such officers........................        (71)                      (99)
                                                              --------                 ---------
Total stockholders' equity..................................    86,573                    94,580
                                                              --------                 ---------
                                                              $110,650                 $ 110,186
                                                              ========                 =========

(1) Derived from audited financial statements

     See accompanying notes.

                        SCIENTIFIC GAMES HOLDINGS CORP.
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)



                                               Three-month period    Nine-month period
                                               ended September 30    ended September 30
                                                  1996       1995       1996       1995
                                              --------   --------   --------   --------
Revenue                                        $38,210    $37,724   $102,363   $112,008
Cost of revenues excluding depreciation and
   amortization                                 22,752     21,912     62,701     66,697
                                               -------    -------   --------   --------
                                                15,458     15,812     39,662     45,311
Selling, general and administrative expenses
   excluding depreciation and amortization       3,968      3,726     12,527     11,047

Depreciation, amortization and other charges     2,130      2,177      6,500      6,674
                                               -------    -------   --------   --------
                                                 9,360      9,909     20,635     27,590
Interest income                                    209        135        789        383
Gain/(loss) on foreign currency                    274        (16)       670         47
Interest expense                                   (14)      (109)       (45)      (264)
                                               -------    -------   --------   --------
Earnings before income tax                       9,829      9,919     22,049     27,756
Income tax expense                               3,935      4,018      8,835     11,251
                                               -------    -------   --------   --------
Net earnings                                   $ 5,894    $ 5,901   $ 13,214   $ 16,505
                                               =======    =======   ========   ========
Earnings per common share                      $  0.45    $  0.43   $   0.98   $   1.21
                                               =======    =======   ========   ========
Weighted average number of common and common
equivalent shares outstanding                   12,991     13,678     13,493     13,623
                                               =======    =======   ========   ========
See accompanying notes.

                        SCIENTIFIC GAMES HOLDINGS CORP.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                      Nine-month period
                                                                      ended September 30,
                                                                       1996        1995
                                                                    ----------  ----------
Operating activities
Net earnings.....................................................   $  13,214    $  16,505
Adjustments to reconcile net earnings to net
 cash provided by operating activities:
      Depreciation..............................................        6,252        5,111
      Amortization of intangibles...............................          248          248
      Gain on disposal of property and equipment................            5           (5)
      Stock compensation expense ...............................        2,154        1,582
      Changes in operating assets and liabilities:
          Accounts receivable....................................      (4,910)      (9,671)
          Inventories............................................      (2,916)      (1,198)
          Prepaid expenses and other assets......................        (314)         289
          Accounts payable.......................................      (1,085)         (90)
          Accrued liabilities....................................        (257)       2,346
          Income taxes payable...................................       2,260        1,083
                                                                    ---------    ---------
Net cash provided by operating activities........................      14,651       16,200

Investing activities
Proceeds from sales of property and equipment....................          45            5
Purchases of property and equipment..............................      (2,669)      (5,535)
Repurchase of common stock........................................    (23,408)           -
                                                                    ---------    ---------
Net cash used in investing activities............................     (26,032)      (5,530)

Financing activities
Payments on notes receivable from officers.......................          28           35
Payments on capital lease obligations............................        (444)      (1,221)

Proceeds from long term debt.....................................       8,000            -
                                                                    ---------    ---------
Net cash provided by/(used) in financing activities..............       7,584       (1,186)
                                                                    ---------    ---------
(Decrease)/increase in cash and cash equivalents.................      (3,797)       9,484
Cash and cash equivalents at beginning of period.................      26,415        7,493
                                                                    ---------    ---------
Cash and cash equivalents at end of period.......................   $  22,618    $  16,977
                                                                    =========    =========



See accompanying notes.

                        SCIENTIFIC GAMES HOLDINGS CORP.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1.   Basis of Presentation

          The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statement disclosures contained in the Company's 1995 Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments considered necessary for a fair presentation (which were of a normal,
     recurring nature) have been included.   Operating results for the three
     and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

2.   Inventories

     Inventories consist principally of lottery tickets and materials related to their production, which are valued at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:


                                          September 30,  December 31,
                                              1996           1995
                                          -------------  ------------
                                                (In Thousands)
   Finished goods................                $4,381        $3,095
   Work-in process...............                 1,288           334
   Raw materials.................                 4,031         3,338
                                          -------------  ------------
                                                 $9,700        $6,767
                                          =============  ============


3.   Contingencies

          There have been no material developments in the dispute with Empresa Colombiana de Recursos para la Salud, S.A. ("Ecosalud") except as follows:
     The complaint filed in the Northern District of Georgia, Atlanta
     Division, and styled Empresa Colombiana de Recursos para la Salud, S.A. v. Scientific Games, Inc., Civil Action No. 1 96-CV-1586, was served on Scientific Games Inc. ("SGI") on July 15, 1996 (the "Complaint").

          In response to the Complaint, SGI filed a motion to dismiss the action on multiple grounds, including an arbitration clause contained within the contract and the doctrine of forum non conveniens. Ecosalud then filed an "Amended Complaint" in which it withdrew its claim for in excess of $84,000,000 and, instead, seeks collection of $5,000,000 under an "Executive Title", a purported joint and several guarantee by the Company, Wintech and other shareholders in Wintech that certain levels of lottery ticket sales would be attained. In addition, Ecosalud also seeks attorneys' fees and interest on the claim. The Company anticipates it will file a motion to dismiss the Amended Complaint on the grounds, inter alia, that litigation involving the same subject matter is pending in Colombia.

          SGI intends to vigorously defend such litigation and has been advised by counsel that SGI has numerous defenses on the merits, as well as procedural defenses to the litigation. Although it is not possible to determine the outcome of such litigation, either in Georgia or Colombia, or the other related surety and indemnity claims, management believes based upon, among other things, the advice of counsel, that adequate provision has been made for such claims and the disposition thereof should not materially adversely affect the Company's consolidated financial condition or consolidated results of operations.

          A more detailed discussion of the above-referenced matters, prior to developments described above, is set forth in the Company's report on Form 8-K filed with the Commission on July 5, 1996.



4.   Debt

          Long-term debt consists of borrowings under the Company's existing Bank Credit Agreement totaling $8 million. The debt is classified as long-term in that the Company intends to refinance this debt under an existing commitment for an $80 million, three year revolving credit facility with two one year extension options.


5.   Subsequent Events

          On October 1, 1996, the Company acquired the stock of Opax International Limited, a United Kingdom Corporation ("Opax Acquisition") which was renamed Scientific Games International Limited ("SGIL"). SGIL is a producer of instant lottery and promotional game tickets with an international customer base and two printing plants in the United Kingdom. The purchase price was approximately $22,763,471 and was financed primarily through the Company's cash reserves.

     Assets acquired and liabilities assumed were approximately as follows (in thousands):


                Cash                                  $ 1,729
                Accounts receivable                     3,509
                Inventories                             1,234
                Property and equipment                  5,718
                Intangibles                            14,385
                Current liabilities                    (3,143)
                Deferred tax liability                   (669)
                                                      -------
                                                      $22,763
                                                      =======

     Pro forma income statement data for the nine months ended September 30, 1996 and 1995 are as follows (in thousands except per share data):

                               Nine Months Ended
                                 September 30,
                              --------------------
                                1996       1995
                              --------------------
     Revenues                   $20,063   $18,806
     Net Income                     235       (72)
     Income Per Common Share       0.02     (0.01)

     The pro forma results presented above include adjustments to reflect
     (i) interest expense on borrowings for the Opax Acquisition, (ii) amortization of assets acquired including intangibles, (iii) certain management expenses related to the Company's combined operations, including lease expense for a building owned by the former owner of SGIL which was not purchased as part of the Opax Acquisition, and (iv) the income tax effect of such pro forma adjustments and income taxes on the earnings of Opax. The pro forma adjustments are based upon a preliminary allocation of the purchase price.

     These pro forma unaudited results of operations do not purport to represent what the Company's actual results of operations would have been if the Opax Acquisition had occurred on January 1, 1995, and should not serve as a forecast of the Company's operating results for any future periods. The pro forma adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time. However, the full impact of potential cost savings has not been reflected in the pro forma results presented above, although there can be no assurances such cost savings will be achieved. Subsequent adjustments are expected upon final determination of the allocation of the purchase price.

                        SCIENTIFIC GAMES HOLDINGS CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Company's revenues are generated from the sale of instant tickets to lotteries and promotional (commercial) customers, from the provision of cooperative services, instant ticket hardware and software system development and services and from the sale of pull-tab tickets. Instant and pull-tab ticket revenues are generally based on a price per 1,000 tickets. Revenues from cooperative services, software and hardware development may be based on a percentage of the lottery's sales to the public, a contracted price or any combination of the foregoing.

     The Company's operating results can vary significantly from period to period. Revenues and capital expenditures can be difficult to forecast because the Company's sales cycle can vary and depend upon factors such as the size and timing of awarded contracts, changes in customer budgets, ticket inventory position and general economic conditions. Contracts with governmental entities operating newly authorized instant lotteries tend to generate higher levels of ticket sales in the initial months. All of the Company's lottery contracts currently are with jurisdictions whose lotteries have been in operation at least one year (except the New Mexico State Lottery which commenced sale of lottery tickets in 1996). Operating results may be affected by the working capital requirements associated with preparing facilities and equipment, establishing a distribution system and printing tickets for recently awarded contracts, and by the amount of time elapsing before the receipt and/or recognition of revenues from the sale of lottery tickets and the provision of cooperative services. Operating results may also be affected by the utilization of overtime labor and the Company's ability to smoothly integrate new and/or upgraded production equipment with its existing production operations. Revenues from the sale of tickets, cooperative services, software and hardware development may be recognized based upon ticket shipment, a percentage of the lottery's sales to the public, a contracted price or any combination of the foregoing. Accordingly, quarter to quarter fluctuations in revenues may be expected. Additionally, circumstances encountered in international markets, including the substantial amount of time involved in bidding on an international contract, the evaluation of such bid and the resultant contract award or rejection can vary significantly from that originally anticipated when the bid is prepared. All of these factors can make it difficult to forecast revenues and expenditures related to the Company's operations over extended periods and can result in fluctuations in the Company's quarterly financial results.

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

     During 1996 the Company had four domestic contracts which have expired or will expire and its competitors have six which have expired or will expire. New contracts for those states were or will be awarded through a competitive procurement process in which the Company participated. Management estimates that its customers with expiring contracts represent aggregate ticket sales equaling approximately 11% of the Company's ticket shipments in 1995 and that its competitors' contracts represented in aggregate sales equaling approximately 20% of the tickets shipped by the Company to its customers in 1995. To date, the Company was not the successful bidder on the contract for the Virginia Lottery. It was the successful bidder of approximately 20% for the ticket business for the Wisconsin Lottery and the successful bidder for the West Virginia Lottery. The West Virginia Lottery contract included, in addition to instant lottery tickets, support field sales, marketing and advertising, software and SciScan Technology. With regard to competitor contracts, the Company was the successful bidder for the lotteries of New York, Illinois and a portion of the instant ticket supply for the New Jersey State Lottery. It was not the successful bidder for competitors' contracts with respect to Kansas and Montana.

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

RECENT DEVELOPMENTS

     On October 1, 1996, the Company completed its previously announced purchase of Opax International Limited, which was renamed Scientific Games International Limited ("SGIL"). The adjusted purchase price was $22.8 million. SGIL is a producer of instant lottery and promotional game tickets with an international customer base and two printing plants in the United

Kingdom. See Financial Statements, in Note 4 of the Notes to the Consolidated Condensed Financial Statements for further information.

     On October 11, 1996, SGIL purchased the contracts and the customer base of ILS Systems, b.v., a Dutch lottery ticket printer, for $1 million from De La Rue plc. In addition, Scientific Games Inc. ("SGI") entered into two agreements with De La Rue in consideration of $1.5 million paid by SGI to De La Rue. Under these agreements De La Rue will represent the Company in the sale of its lottery products in certain regions of the world.

RESULTS OF OPERATIONS

Three-month period ended September 30, 1996 compared to three-month period ended September 30, 1995.

     Revenues for the three-month period ended September 30, 1996 increased $486,000, or 1.3% over the revenues for the three-month period ended September 30, 1995. The increase was primarily due to an increase in sales to domestic customers of $2.6 million, which was offset by a decrease in international sales as compared to the same period in 1995.

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

     Gross margins decreased to 40.5% for the three-month period ended September 30, 1996 from 41.9% for the three-month period ended September 30, 1995. The margin decline can be attributed to lottery contracts awarded or reawarded having lower equivalent prices than charged in previous contracts, higher production costs due to a change in the mix of materials used, and more frequent production runs with fewer tickets per run. These higher costs were partially offset by a number of events including efficiency improvements resulting from the 1994 and 1995 capital investment program, the absence of the startup costs related to such program during the three-month period ended September 30, 1996 and the movement of a higher portion of production to the lower cost Alpharetta, Georgia plant from the Gilroy, California plant.

     Selling, general and administrative ("SG&A") expenses increased $242,000 for the three-month period of 1996 over the same period of 1995. SG&A expenses also increased as a percentage of revenues to 10.3% from 9.8%. The dollar increase primarily was due to an increase in domestic and international marketing and sales expenses, including the accrual of trade show expenses, travel costs, and an increase in overall compensation costs. The percentage increase in SG&A was due to the dollar increase SG&A expenses in the three-month period ended September 30, 1996 as compared to the same period in 1995. Management anticipates that SG&A expenses for subsequent quarters generally will be higher than the quarter ended September 30, 1996 but currently does not expect such expenses to rise to the dollar level reported for the quarter ended June 30, 1996, which quarter contained certain unusual expenses related to contract bid preparation, as well as certain one time compensation related items. SG&A expenses are subject to change both as a percent of sales and dollar volume dependent upon the amount of revenues for the applicable period.

     Depreciation and amortization expenses decreased for the three-month period ended September 30, 1996 by 2.1% or $47,000 over the comparable period of 1995. The decrease was attributable to certain assets which had been written-up at the time of the management buyout in 1991 being fully depreciated during the quarter ended September 30,1996.


     Interest income for the three-month period ended September 30, 1996 exceeded the three-month period ended September 30, 1995, due to the increase in cash and cash equivalents while interest expense decreased because of a lower capitalized lease balance. Interest income for the three month-period ended September 30, 1996 increased $74,000 from the three-month period ended September 30, 1995. The decline in interest expense was $95,000. Gains on foreign currency increased by $290,000 due mainly to activity related to the Opax Acquisition as well as net foreign currency gains related to non U. S. dollar transactions.


     Net earnings were $5.9 million for the three-month period ended September 30, 1996 and 1995. The effective tax rate for the three-month period ended September 30, 1996 and September 30, 1995 was 40.0% and 40.1%, respectively.

     Earnings per common share for the three-month period ended September 30, 1996, was 45 cents per share compared to 43 cents per share for the same period in 1995. The 4% increase in earnings per share was due primarily to the repurchase of the Company's common stock during the quarter ended September 30, 1996. The weighted average number of shares decreased from 13.7 million to
13.0 million.

Nine-Month period ended September 30, 1996 compared to nine-month period ended September 30, 1995.

     Revenues for the nine-month period ended September 30, 1996 declined $9.6 million, or 8.6% compared to the revenues for the nine-month period ended September 30, 1995. The decrease was primarily due to a decrease in sales to international customers of approximately $11.7 million. This decrease was partially offset by an increase in revenues to domestic customers.

     Approximately 84% of the decline in revenues for the nine-month period ended September 30, 1996 compared to the same period of 1995 occurred in the first three months of the period. Although the Company's operating results can vary significantly from period to period, management believes the decline in the Company's revenues for this period was related to customer inventory adjustments and a transition in marketing strategy on the part of a number of customers. Accordingly, management believes these events do not reflect a fundamental change in the Company's business in particular, or the lottery industry in general, although it is expected that new contracts with either new or existing customers will be subject to strong price competition.

     Gross margins decreased to 38.7% for the nine-month period ended September 30, 1996 from 40.5% for the nine-month period ended September 30, 1995. The decrease was due primarily to the loss of gross profits related to the decrease in instant ticket revenues as described above, most of which occurred in the first quarter of 1996. Margins were also negatively impacted by the costs associated with installation of ultra violet coating equipment on ticket printing presses at the Company's Alpharetta and Gilroy plants. The decrease was partially offset by a larger percentage of the revenues being produced in the lower cost Alpharetta plant as compared to the Gilroy plant and the lack of new equipment start up costs, most of which were accrued in 1995.

     SG&A expenses increased $1.5 million for the nine-month period of 1996 over the same period of 1995. These expenses also increased as a percentage of revenues to 12.2% from 9.8%. The dollar increase was due primarily to an increase in domestic and international marketing and sales expenses, including the accrual of trade show expenses, travel costs, the cost of sample tickets for competitive bids and an increase in overall compensation costs. The percentage increase was due to a dollar increase in SG&A expenses, as well as lower revenues in the nine-month period ended September 30, 1996 as compared to the same period in 1995.

     Depreciation and amortization expenses decreased for the nine-month period ended September 30, 1996 by 2.6% or $174,000 over the comparable period of 1995. The current level of depreciation expense was, prior to the Opax Acquisition, expected to decrease by approximately $200,000 during the fourth quarter of 1996, due to the full depreciation of certain assets written-up at the time of the leveraged buy-out by Management and others in 1991. Depreciation in 1995 was at a lower rate in the first three months of the year since significant depreciation for the capital expansion equipment had not commenced in that period; however, the second quarter of 1995 contained a higher level of depreciation due to the write-down of certain capital equipment which was taken out of service.

     Interest income for the nine-month period ended September 30, 1996 exceeded the nine-month period ended September 30, 1995 due to an increase in cash and cash equivalents. Interest expense decreased because of a lower capitalized lease balance. Interest income for the nine-month period ended September 30, 1996 increased $406,000 over the nine-month period ended September 30, 1995. The decline in interest expense was $219,000. Gains on foreign currency increased by $623,000, due mainly to activity related to preparation for the Opax Acquisition, as well as net foreign currency gains related to non
U. S. dollar transactions.

     Net income decreased 20% for the nine-month period ended September 30, 1996 and was $13.2 million, compared to $16.5 million for the period ended September 30, 1995. The effective tax rate for the nine-month periods ended September 30, 1996 and September 30, 1995 was 40.0% and 40.1%, respectively.

     Earnings per common share for the nine-month period ended September 30, 1996, was 98 cents per share compared to $1.21 per share for the same period in 1995. The 19% decrease in earnings per share was due to a 20% decrease in net earnings partially offset by the Company's repurchase of approximately 1.2 million shares of common stock during the quarter ended September 30, 1996. The weighted average number of shares decreased from 13.6 million to 13.5 million.


LIQUIDITY AND CAPITAL RESOURCES

SEPTEMBER 30, 1996 VERSUS SEPTEMBER 30, 1995

     For the nine-month period ended September 30, 1996, net cash provided by operating activities decreased $1.6 million, to $14.7 million from $16.2 million for the comparable period in 1995. The decrease was due primarily to a decrease in net income. There was no change in working capital generated over the nine-month periods ended September 30, 1996 and 1995, at $7.2 million.

     Purchases of property and equipment for the nine-month period ended September 30, 1996 were lower by $6.9 million as compared to the same period on 1995 due to the completion of the Company's major capital expansion project. Such project was essentially completed in the first half of 1995. The cash and cash equivalents balance was $22.6 million as of September 30, 1996, which was $5.6 million higher than the balance at September 30, 1995.

     On July 25, 1996, the Company announced that its Board of Directors approved the purchase in the open market over the next twelve months of up to
2.1 million shares of the Company's common stock. During the third quarter, the Company purchased approximately 1.2 million shares at a cost of $23.4 million. The timing of future purchases and the total number of shares actually purchased will be dependent on the Company's liquidity position and future market conditions.


     In connection with the October 1, 1991 acquisition of the Company from Bally Manufacturing Corporation ("Bally"), the Company agreed to make an earn out payment (the "Earnout") of up to $5 million on April 30, 1997 if total cumulative earnings before income taxes, depreciation and amortization ("EBITDA") from October 1, 1991 through December 31, 1996 equal or exceed $95.4 million. At September 30, 1996, cumulative EBITDA from October 1, 1991 exceeded $95.4 million without any Adjustments as discussed below. Management believes that the Company has competing claims, offsets and other potential adjustments (collectively, "Adjustments") which could reduce the amount ultimately determined to be owed to Bally, if any. However, the effect of such Adjustments cannot be quantified at this time and there can be no assurance that such Adjustments ultimately will affect the timing or amount of any Earnout payments which may be required. The amount, if any, paid to Bally under the Earnout will be reported as an intangible and amortized over 35 years.

     In light of the Company's stock buy-back program, the purchase of SGIL, the purchase of contracts and the right to conduct business with customers of ILS Systems, b.v., the cost of the two representation agreements, the potential payment to Bally, the cash requirements of the potential lease of SciScan Technology, as well as other potential investment opportunities and working capital requirements, management believes the Company may require additional borrowing capacity. The Company has a commitment for an $80 million, three year revolving credit facility ("Agreement") with two, one year extension options with the consent of the lenders. The Agreement will offer borrowing rate options under prime rate, London Interbank Offered Rate ("LIBOR")or Interbank Offered Rate ("IBOR") plus or minus an applicable margin depending on the type of borrowing and the Company's Debt to Total Capitalization Ratio as to be defined in the Agreement. Borrowings under the Agreement are expected to be available at interest rates at least as favorable to the Company as under its existing Bank Credit Agreement. The Agreement is expected to contain covenants that, among other things, require the Company to not exceed a defined Debt to Total Capitalization Ratio, maintain a certain Fixed Charge Ratio, not permit liens of assets to exceed designated amounts, and not permit asset sales above a certain level.

     The Company expects that its cash balance, cash flows from operations and the availability of funds from its revolving credit facility should permit it to meet anticipated acquisitions, capital expenditures, working capital and fund future growth as new business opportunities arise.



PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS


          There have been no material developments in the dispute with Empresa Colombiana de Recursos para la Salud, S.A. ("Ecosalud") except as follows:
     The complaint filed in the Northern District of Georgia, Atlanta
     Division, and styled Empresa Colombiana de Recursos para la Salud, S.A. v. Scientific Games, Inc., Civil Action No. 1 96-CV-1586, was served on Scientific Games Inc. ("SGI") on July 15, 1996 (the "Complaint").

          In response to the Complaint, SGI filed a motion to dismiss the action on multiple grounds, including an arbitration clause contained within the contract and the doctrine of forum non conveniens. Ecosalud then filed an "Amended Complaint" in which it withdrew its claim for in excess of $84,000,000 and, instead, seeks collection of $5,000,000 under an "Executive Title", a purported joint and several guarantee by the Company, Wintech and other shareholders in Wintech that certain levels of lottery ticket sales would be attained. In addition, Ecosalud also seeks attorneys' fees and interest on the claim. The Company anticipates it will file a motion to dismiss the Amended Complaint on the grounds, inter alia, that litigation involving the same subject matter is pending in Colombia.

          SGI intends to vigorously defend such litigation and has been advised by counsel that SGI has numerous defenses on the merits, as well as procedural defenses to the litigation. Although it is not possible to determine the outcome of such litigation, either in

     Georgia or Colombia, or the other related surety and indemnity claims, management believes based upon, among other things, the advice of counsel, that adequate provision has been made for such claims and the disposition thereof should not materially adversely affect the Company's consolidated financial condition or consolidated results of operations.

          A more detailed discussion of the above-referenced matters, prior to developments described above, is set forth in the Company's report on Form 8-K filed with the Commission on July 5, 1996.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     #10.47 Instant Lottery Ticket Supply Agreement by and between Scientific Games Inc., Camelot Group PLC and Thomas De Le Rue Limited, dated June 12, 1996. Confidential treatment has been requested for portions of this exhibit.

     #11                    Computation of Per Share Earnings

     #27                    Financial Data Schedule (for SEC use only)


     (b)  Reports on Form 8-K

          On July 5, 1996 the Company filed an 8-K relating to a lawsuit filed by Ecosalud, an agency of the Colombian government, against the Company.

          On August 2, 1996 the Company filed an 8-K announcing its intent to repurchase up to 2.1 million shares of its currently outstanding common stock in the open market, over the next twelve months.

          On October 15, 1996 an 8-K was filed disclosing the Company's acquisition of OPAX International Limited, a United Kingdom corporation.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             SCIENTIFIC GAMES HOLDINGS CORP.





Date:  November 14, 1996            By:  /s/ WILLIAM G. MALLOY
                                         -------------------------------
                                             William G. Malloy
                                             President and
                                             Chief Executive Officer


Date:  November 14, 1996            By:  /s/ CLIFF O. BICKELL
                                         -------------------------------
                                             Cliff O. Bickell
                                             Vice President, Treasurer,
                                             and Chief Financial Officer