Form 10-Q/A
period 1996-09-30
SCIENTIFIC GAMES HOLDINGS CORP
filed 1996-12-23
CIK 880174

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                                FORM 10-Q/A-1


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



OTHER DEVELOPMENTS

Effective as of June 12, 1996, the Company entered into an extension of its Instant Lottery Ticket Supply Agreement with Camelot Group, PLC and Thomas De La Rue Limited whereby, in connection with Camelot's operation of the UK National Lottery, Scientific Games became the exclusive supplier of instant tickets to Camelot and the UK National Lottery. Such contract expires December 31, 1997, subject to provisions for its automatic renewal on a year-to-year basis, upon notice from the parties. The terms of such contract provide for the Company to provide lottery tickets priced in British pounds generally on a per 1,000 ticket basis.



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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits


     #10.47 Instant Lottery Ticket Supply Agreement by and between Scientific Games Inc., Camelot Group PLC and Thomas De Le Rue Limited, dated June 12, 1996. Confidential treatment has been requested for portions of this exhibit, which confidential portions have been filed separately with the Securities and Exchange Commission


     #11                    Computation of Per Share Earnings

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

          On October 15, 1996 an 8-K was filed disclosing the Company's acquisition of OPAX International Limited, a United Kingdom corporation.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its report to be signed on its behalf by the undersigned thereunto duly authorized.


                             SCIENTIFIC GAMES HOLDINGS CORP.





Date:  December 23, 1996            By:  /s/ C. GRAY BETHEA, JR., ESQ.
                                         ---------------------------------
                                         C. Gray Bethea, Jr., Esq.
                                         Vice President and General Counsel