Form 10-K405
period 1996-12-31
SCIENTIFIC GAMES HOLDINGS CORP
filed 1997-03-31
CIK 880174

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    -------

                                   FORM 10-K

                                    -------
(Mark One)
   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996).

             For the fiscal year ended December 31, 1996

                                      OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from _______ to _______

                           -------------------------

                       Commission file number   000-22298

                        SCIENTIFIC GAMES HOLDINGS CORP.

                             A Delaware Corporation
                              IRS No. 13 361 5274
            1500 Bluegrass Lakes Parkway, Alpharetta, Georgia 30201
                                 (770) 664-3700

                           -------------------------

           Securities registered pursuant to Section 12(b) of the Act and listed on the NYSE
                         Common Stock, $.001 Par Value
          Securities registered pursuant to Section 12(g) of the Act:
                                      None

                          ----------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the Common Stock of the Registrant held by non affiliates of the Registrant on March 17, 1997 was $310,203,803. The aggregate market value was computed by reference to the closing price of the stock on the New York Stock Exchange on such date. For the purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holding by non affiliates was computed as 11,490,856 shares.

The number of shares outstanding of the Registrant's Common Stock as of March 17, 1997 was 12,164,855 shares.

Documents incorporated by reference:

     The Registrant's proxy statement for its Annual Meeting of Stockholders, to be held May 16, 1997, which will be filed pursuant to Regulation 14A within 120 days of the close of Registrant's fiscal year, is incorporated by reference in answer to Part III of this report but only to the extent indicated in Part III herein. In addition, pages 14 through 31 of Scientific Games Holdings Corp.'s 1996 Annual Report to Stockholders are incorporated by reference in answer to Items 6, 7 and 8 of Part II and Item 14(a) of Part IV of this report.

                                     PART 1

ITEM 1. BUSINESS


GENERAL
     Scientific Games Holdings Corp. (the "Company" or "Scientific Games") through its wholly owned subsidiaries, principally, Scientific Games Inc. ("SGI") and Scientific Games International, Limited ("SGIL"), is the leading worldwide manufacturer of instant lottery tickets based upon the number of instant lottery tickets sold. The Company has production facilities in Alpharetta, Georgia (suburban Atlanta), Gilroy, California, Albert Lea, Minnesota and the United Kingdom and employs approximately 1,022 people in total. Scientific Games' business consists primarily of manufacturing and selling instant lottery tickets to domestic and foreign governmental lottery authorities and licensees and providing lottery services to such customers. The Company also offers its customers a full range of instant lottery services under cooperative services contracts, including some or all of the following services: designing and installing game management software, ticket production, telemarketing, field sales, accounting, ticket distribution, training sales staff, estimating ticket needs, managing staff, advising with respect to security, ticket validation and provision of computer hardware, validation terminals, SciScan Technology validators, maintenance, communication network and sales agent hot-line service. Through the acquisition of a pull-tab ticket business, GameTec, in June 1994, the Company now also manufactures and sells pull-tab tickets to lotteries and charities. The GameTec facility is located in Albert Lea, Minnesota. The Company announced in January 1997 that it had signed a letter of intent to purchase Tele Control, a Vienna, Austria based on-line lottery and transaction processing company.

INDUSTRY OVERVIEW
     Lotteries are operated by domestic and foreign governmental authorities and their licensees in approximately 200 jurisdictions throughout the world. Currently, 39 jurisdictions in the United States sell instant lottery tickets. Of the approximately 7.2 billion tickets sold by the Company in 1996, approximately 27% were sold outside the United States. Governments typically authorize lotteries as a means of generating revenues without the imposition of additional taxes. Lottery revenues are frequently being set aside for particular public purposes, such as education, aid to the elderly, conservation, transportation and economic development. As lottery ticket sales have become a significant source of funding for such programs, many jurisdictions have come to rely on the revenues generated by such sales.

     Although there are many types of lotteries worldwide, government authorized lotteries may generally be categorized into three principal groups: instant lotteries, on-line lotteries and the traditional draw-type lotteries. An instant lottery is one which is typically played by removing a coating from a preprinted ticket to determine whether it is a winner. On-line lotteries are generally pari-mutuel in nature (although fixed prizes are also offered) and are conducted through a computerized lottery system in which lottery terminals are connected to a central computer, usually by dedicated telephone lines. Internationally, the older form of traditional draw-type lottery games, in which players purchase tickets which are manually processed for a future drawing for prizes of a fixed amount, is the prevalent form of play. In addition to the foregoing types of lotteries, there are video lotteries played on electronic machines featuring keno, "line-up" (cherries, bars, plums, etc.) and similar video games. Video lotteries are typically targeted to locations such as horse and dog racing tracks, athletic arenas, certain bars, clubs and similar establishments.

     There are many promotional (i.e., commercial) game suppliers (including the Company) in the United States which produce tickets for both sales promotion companies and their end users. Management believes Scientific Games is the only company which also offers the commercial market a full line of support and services similar to those which the Company offers to the government lottery market. Management believes the total potential commercial game market may be larger than the instant lottery market and that such market has shown extensive growth in recent years. While potential lottery customers in the United States currently are limited to the 39 jurisdictions where such games are legally permitted, commercial games are believed permitted in substantially all states. Commercial games are used to promote a manufacturer's or retailer's products and typically do not involve a cumbersome bidding/procurement process. Orders for commercial games may vary in quantity from less than 50,000 to more than 500 million tickets. Commercial games are subject to a variety of state laws which regulate promotional games of chance. A significant difference between lottery games and commercial games is the lower level of security requirements associated with commercial games which typically offer less valuable prizes. Tickets for commercial games may not require foil, laminated or similar paper stock or overprint inks.

BUSINESS STRATEGY
     The Company is the leading worldwide supplier of instant lottery tickets and support services. Scientific Games intends to expand this leadership position by (i) pursuing new instant ticket printing opportunities in both the domestic and foreign marketplaces, (ii) emphasizing and marketing Scientific Games' capabilities in cooperative services, (iii) reentering the on-line lottery business through its acquisition of Tele Control, (iv) continuing the Company's emphasis on customer service and responsiveness to customer needs both before and after delivery of products and services, (v) investing in its facilities while aggressively pursuing practices and methods which reduce operating costs, and (vi) funding research and development costs that continue to provide innovations for the Company's customers.

     As state governments face budgetary pressures, they increasingly seek methods of reducing state spending. A method of reducing spending which is often considered by states is privatization or outsourcing of various operating tasks associated with lottery operations. The Company estimates that nine domestic lotteries have elected to privatize certain operating functions related to the management of instant ticket games, including six lotteries with whom the Company has, or is negotiating, cooperative services contracts. The Company has significant experience in this field and is well positioned to offer this privatization or outsourcing option to the industry. The Company intends to continue to emphasize and invest in its growing cooperative services business.

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

     In addition to the internal development of new products, the Company intends to leverage its management expertise, reputation, and contacts in the lottery industry by pursuing joint ventures and considering acquisitions which will provide access to lottery related products and services that the Company does not currently provide. In January 1997, the Company signed a letter of intent to purchase Tele Control, an Austria based company providing on-line lottery and transaction processing to the European market. The Company is presently evaluating various opportunities to enter other areas of the lottery business by either utilizing its in-house expertise or by acquisition of, or combining with, another entity engaged in such areas, or some combination of the foregoing.

PRODUCTS AND SERVICES
     In 1974, the Company introduced the first "secure" instant game ticket. Today, instant tickets manufactured by the Company are typically printed on recyclable ticket stock by a series of computer controlled presses and ink-jet imagers and are believed by management to incorporate the most advanced technology and security currently available in the industry. Tickets range in size from 1.5 inches by 3 inches to ticket sizes as large as some greeting cards; tickets are normally played by removing a coating to determine if they are winning tickets. The Company markets tickets to domestic lottery jurisdictions, foreign lottery jurisdictions and commercial customers. The Company has contracts with 24 of the 39 states/jurisdictions in the U.S. which currently sell instant lottery tickets. These domestic contracts are typically at a fixed price per thousand tickets and typically range from one to three years in duration, although they usually have one or more extension options. Customers of Scientific Games have exercised extension options in domestic lottery contracts with the Company a majority of the time. In 1996, the Company sold approximately 7.2 billion tickets. Such instant ticket sales included more than 50% of all instant lottery tickets sold by all companies to domestic lotteries and approximately twice as many instant tickets as were sold by the Company's next largest domestic competitor.

     The Company currently manufactures tickets for the promotional game market. Examples of promotional games produced by the Company include games for European newspapers, major food and beverage companies and games for various other commercial customers. In the past, Scientific Games was not in a position to penetrate this market fully because of, among other factors, very short lead times and plant capacity constraints. The Company believes its installation in 1995, in the Georgia Facility, of an additional press better suited to shorter press runs than its two existing gravure presses provides it with the capacity and flexibility necessary to better compete in this market. The Company's promotional game operations also have expanded as a result of its acquisition of SGIL in October 1996 whose sales are approximately 50% to promotional game customers.

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

     Domestically, the Company has cooperative services agreements with the states of Georgia, Maine, Nebraska, and West Virginia and is currently finalizing contracts with the states of Florida and Pennsylvania. Under cooperative services contracts, the Company typically provides selected management, distribution services and/or data processing for the jurisdiction's instant lottery game business and is paid a percentage of the lottery's total instant ticket revenues. Customers select those services which they desire to privatize from a menu of services offered, including: designing and installing game management software, ticket production, telemarketing, field sales, accounting, ticket distribution, sales staff training, estimating ticket needs, managing staff, advising with respect to security, ticket validation, and provision of computer hardware, validation terminals, SciSan Technology validation units, maintenance, communication network and sales agent hot-line service. Cooperative services contracts can be associated with large conversion costs for the lottery, as the lottery would have to hire and/or retrain its staff and redesign and install a software system to control the instant ticket lottery business.

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

     In January 1997, the Company announced that it had signed a letter of intent to purchase Tele Control, a subsidiary of Autotote Corporation. Tele Control is an on-line lottery and transaction processing company in Vienna, Austria currently serving the European market. Scientific Games' predecessor company developed and operated on-line systems from 1985 until 1991. During that period, Scientific Games supplied and operated systems in Iowa, Maine, New Hampshire, Vermont and West Virginia.

NEW PRODUCT DEVELOPMENT
     Since its inception, Scientific Games has provided many of the innovations in instant ticket technology, in both manufacturing and game development, which subsequently became the industry standard. Past examples of new products developed by Scientific Games include the ink-jet printed instant ticket, cooperative services (lottery privatization), bar coding on the front and back of tickets (which facilitates validation), the IL/MVS instant ticket accounting management and ticket validation software technology and Terra 2000(R) tickets. The Terra 2000(R) ticket is a recyclable and biodegradable paper ticket which meets the rigorous security standards demanded by the lottery industry. The Company's latest innovation is SciScan Technology(R), a keyless validation system for retailers which significantly reduces the time requirements of ticket validation while at the same time improving security of the game. This technology will also open other opportunities for advanced ticket play-styles and may also have applications in other industries where currency, check, credit and debit card and bearer documents verification is required.

     Certain technology associated with these innovations is the subject of issued patents and patent applications currently pending with the United States Patent Office and selected other countries outside the United States. The Company also holds a number of other patents and licenses with respect to certain technology used in its business. The loss of any such patent or license, however, would not in the opinion of management have a material adverse effect on the Company's overall business. Scientific Games is continually looking for ways to apply its expertise in specialty printing technologies and security/randomization techniques to develop commercially viable products for both the lottery industry as well as for other commercial applications.

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

MARKETING
     Scientific Games has been instrumental in the development of marketing strategies for instant games for domestic and foreign lotteries, including some of the most successful lotteries in North America. The Company's involvement includes all phases of instant game marketing support including: marketing strategies, prize structures, game rules, delivery schedules, play styles, telemarketing, ticket ordering and billing, field sales support, research, game design, working papers, retailer manuals, instant game concepts, ticket quantities, delivery and promotions. Scientific Games or its predecessor has prepared market research analyses of gaming tendencies in most new state lotteries since 1982, and the company can provide customers with a bank of lottery-specific consumer and market research data derived from these years of analyses.

     Instant tickets are believed to have the broadest consumer appeal of any lottery product. Consumers are generally split equally between men and women, are distributed evenly between ages 25 and 65, and cover a broad range of socioeconomic groupings. This broad-based market is significantly affected by appropriate advertising and promotion. The most successful lotteries have found that instant lottery products are largely an impulse item which must be marketed like other consumer products.

     Sales of instant lottery tickets are based on, among other factors, the quality of the lottery product, prize structure design and the existence of efficient retail distribution systems which allow maximum convenience to consumers. Scientific Games, with its large game library and extensive research into product design and consumer purchasing habits, has been an industry leader in producing new products, distribution methodologies and consumer promotions to enhance sales.

SECURITY
     Scientific Games recognizes that security and integrity are the foundation of successful lottery organizations. As the incidence and severity of publicly reported cases of physical and computer crime continue, major lotteries periodically reassess key security questions concerning the vulnerability of lottery games. Attempts to penetrate security measures may come from various combinations of customers, retailers, vendors, lottery officials and others. Because the integrity of a lottery is believed essential to its successful operation, both the vendor and lottery must guard their systems against unauthorized actions. The Company is unaware of any practical, economically feasible way to breach the security of its instant lottery tickets which could result in a material loss to any of its customers, nor is it aware of any breach thereof which has resulted in any material loss to any of its lottery customers.

     Scientific Games constantly assesses the adequacy of its security systems, incorporating various improvements, bar coding and additional layers of protection. There must be well-planned security measures in place at every stage of the lottery operation. Scientific Games has pioneered and effected security safeguards in areas of ticket specifications, production, packaging, delivery, distribution and accounting. Also, computer function safeguards, including secure ticket data, control number encryption, winner file data, and ticket stock control have been incorporated in the Company's data processing and the computer operations phase.

MANUFACTURING PROCESS
     Using a series of computer-controlled presses and ink-jet imagers, management believes Scientific Games' tickets incorporate the most advanced technology and security methodology available in the industry. Its facilities are designed for efficient, secure production of instant game tickets and support ink-jet image tape generation, printing, packaging and storage.

     The Company's dedicated computer-controlled printing process is specifically designed for producing instant lottery game tickets for governmentally sanctioned lotteries and high volume commercial games. The process is not a business forms press or a direct mail press temporarily diverted to lottery work. The Company's specialized equipment contributes to the underlying superior manufacturing and product quality. Instant ticket games are delivered finished and ready for distribution by the lottery, or by Scientific Games in the jurisdictions which are part of a cooperative services contract with Scientific Games.

     Paper and ink are the principal raw materials consumed in the Company's manufacturing operations. The Company has a variety of sources for both paper and ink and should, therefore, not be dependent on any particular supplier.

PERSONNEL
     As of December 31, 1996, the Company had approximately 1,022 full-time employees. None of Scientific Games' employees are represented by a labor union and the Company believes that its employee relations are good. At the California Facility (See "Properties"), ticket packaging is performed by a MBE/W (minority business enterprise/woman) owned subcontractor, the employees of which are unionized. Scientific Games is, at present, the subcontractor's only customer. Tele Control's employees are represented by Worker's Councils as is typical in many European companies.

EXECUTIVE OFFICERS
     The following table sets forth certain information regarding the executive officers of the Company as of March 1, 1997:


        NAME          AGE                POSITION WITH THE COMPANY
--------------------  ---  -----------------------------------------------------
William G. Malloy...  50   Director, Chairman, President and Chief
                           Executive Officer
William F. Behm.....  51   Director and Executive Vice President
Thomas F. Little....  52   Senior Vice President-International
Cliff O. Bickell....  54   Vice President, Treasurer and Chief Financial Officer
C. Gray Bethea, Jr..  52   Vice President, Secretary and General Counsel
David A. Bausch.....  62   Vice President
James R. Culver.....  64   Vice President-Marketing and Sales
John J. Kriz........  55   Vice President-Manufacturing
Terry D. Mangold....  56   Vice President-Instant Game Services

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

     WILLIAM F. BEHM joined the Company in 1978 and was promoted to Executive Vice President in 1988 and was elected a Director in 1992. Mr. Behm has overall management responsibility for Scientific Games' research and business development projects. In addition, he is also responsible for the Company's product security. Prior to joining Scientific Games, Mr. Behm was an aerospace engineer with McDonnell Douglas Corporation. Mr. Behm was instrumental in the development of the Company's former on-line lottery system, the invention of instant lottery bar codes, and the development of the Company's new environmental instant ticket. He is co-named as the inventor of several issued patents and pending applications and is a regular speaker at trade shows and conferences on the subject of technology in the lottery industry.

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

     JAMES R. CULVER joined the Company in 1984 as an Account Executive and was promoted to Vice President-Marketing and Sales in 1990. Mr. Culver has overall management responsibility for Scientific Games' North American marketing and sales efforts. In addition, he is the Company's Public Relations Officer. Prior to joining Scientific Games, Mr. Culver was with the Michigan Lottery for over eight years where he served as Marketing Director and later Acting Director. Mr. Culver has over twenty years of lottery experience specializing in all phases of marketing including, advertising, promotions, sales training and motivation. He is the developer of several industry standards including the Scientific Games Key Account Program which is currently used by several lotteries as a model of key account and chain store sales management. Mr. Culver also has twelve years of television experience both as a producer and performer and regularly speaks at lottery trade shows and conferences.

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

     The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual quarterly and annual consolidated results for 1997, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

GOVERNMENTAL REGULATION
     Lotteries are not permitted in the various states/jurisdictions of the United States unless expressly authorized by law. The ongoing operations of authorized lotteries in the United States typically are extensively regulated. Applicable legislation varies from jurisdiction to jurisdiction but, in addition to authorizing the lottery and creating the applicable regulatory authority, the lottery statues generally dictate certain broad parameters of lottery operation, including the percentage of lottery revenues which must be paid out in prizes. Lottery authorities typically exercise significant control as to the selection of vendors (such as the Company) and award of lottery contracts, ticket prices, types of games played and marketing strategy, all of which can affect the Company's operating results.

     Prior to and after granting a lottery contract, governmental authorities generally conduct an investigation of the Company and its employees and such authorities may require removal of an employee deemed to be unsuitable. The Company has not been disqualified from a lottery contract as a result of any such investigation. Certain states also require extensive personal and financial disclosure (including, among other things, submission of fingerprints, personal financial statements and federal and state income tax returns) and background checks of control persons and entities beneficially owning a specified percentage (typically 5% or more) of the Company's securities. The failure of such beneficial owners to submit to such background checks and provide such disclosure could jeopardize the award of a lottery contract to the Company or provide the basis for cancellation of existing lottery contracts.

     Scientific Games generally retains governmental affair representatives is various states of the United States to advise legislators and the public concerning its views on lottery legislation, to monitor any such legislation and to advise the Company on contract proposals to lottery authorities. Scientific Games also makes campaign contributions to various state political parties and political candidates. The Company believes it has complied with applicable laws and regulations concerning campaign contributions and lobbying disclosures.

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

NOTE: THE MATERIAL HEREIN MARKED BY BRACKETS AND AN ASTERISK HAS BEEN DEEMED CONFIDENTIAL BY SCIENTIFIC GAMES HOLDINGS CORP. AND HAS BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

     The Company maintains a bonding program for its bid bonds, litigation bonds and performance bonds through various insurance companies. As of December 31, 1996, $47.3 million was outstanding in aggregate face amount of surety bonds issued. One or more of these bonds is generally required by a lottery customer in order to participate in a lottery procurement or to enter into a contract with the lottery following successful bid. Failure to provide such bonds would materially and adversely affect the Company's ability to do business. The Company's bonding program is backed by a blanket indemnity.

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

MARKETS
     With 38 states and the District of Columbia currently operating lotteries in the United States, the Company's growth in the domestic market depends primarily on expanded activities of existing lotteries as well as winning new contract awards, re-bids and contract extensions. Contrasted with the domestic market, the international market is far from mature, with various countries viewing lotteries as a source of revenue for a variety of governmental programs.

     In 1996, only one state [*] accounted for more than 10% of the revenues of the Company. The Company has two domestic contracts which are scheduled to expire in 1997. Management believes new contracts for those states will be awarded through a competitive procurement process in which the Company will participate. The Company's management estimates that these two states had aggregate ticket sales equaling approximately 5% of the Company's ticket shipments in 1996 and that these two states represented approximately 2.7% of the domestic lottery retail sales of all instant tickets in 1996. In contrast, management believes that lottery contracts with seven states currently serviced by its competitors also will expire or extensions will not be granted in 1997 and expects that new contracts for such states will be awarded through the competitive procurement process in which the Company also expects to participate. The Company's management estimates that these seven states aggregate ticket sales equaling approximately 26% of all domestic lottery instant ticket retail sales in 1996. The Company estimates that the retail sales value of its domestic customer base was in excess of 50% of total domestic instant ticket retail sales in 1996.


COMPETITION
     The instant lottery business is highly competitive, and the Company business faces competition from a number of domestic and foreign instant and pull-tab manufacturers and other competitors.

     In particular, Scientific Games currently has two primary domestic instant lottery ticket competitors: Dittler Brothers, Inc. ("Dittler") and Pollard Banknote Limited ("Pollard"), which purchased a competitor, Webcraft Games,
Inc. in December 1996. In addition, several Canadian owned companies provide limited competition for instant tickets in the United States. The Company estimates that the retail sales value of its domestic customer base was in excess of 50% of total domestic instant ticket retail sales in 1996 - approximately twice as many as its next largest competitor. Except as permitted by the applicable provisions of the North American Free Trade Act with respect to Canada and Mexico, it is currently illegal to import lottery tickets into the United States from a foreign country. The Company's business could be adversely affected should additional foreign competitors be allowed to operate in the U.S. market.

     Internationally, there are many instant lottery ticket vendors which provide competition to the Company, including, among others, BABN Technologies (a subsidiary of Group Francois-Charles Oberthur), Pollard Banknote Limited, government owned printers in Scandinavia, GPS Honsel, Ciccone Y Limos, Dittler, Creative Games International Inc., and various other vendors.

     Both in the domestic market and internationally, factors which influence the award of lottery contracts in addition to price, are believed to include, among others, the ability to optimize lottery revenues through game design and technical capability, quality of the product, dependability, production capacity, marketing experience, financial condition and reputation of the bidder, the security and integrity of the bidder's production operations, products and services and the satisfaction of various other requirements and qualifications imposed by specific jurisdictions.

     Scientific Games' position as a leading worldwide producer of instant lottery tickets and its reputation as a developer of state-of-the-art technology and marketing concepts, as well as its experience in the industry, are believed to enhance significantly the Company's competitive position. The large capital investment necessary to purchase, customize and install an instant ticket printing operation, the high level of security required in the lottery industry and the fact that all states in the U.S. which have lotteries have typically required potential suppliers to have prior lottery experience are all factors which tend to limit the number of firms which are willing to, or are in the position to, enter the instant lottery ticket production business. The Company's business could be adversely affected should its competitor's research and development activities result in reduced technological differentiation between the products of the Company and its competitors. Similarly, in the event technological developments materially reduce the capital investment required to finance secure lottery ticket printing operations, the Company's business could be adversely affected by increased competition. Management does not anticipate any material reduction in the level of capital financing required for entry into the lottery ticket product business in the foreseeable future.

     In the cooperative services business, the Company believes it has no current competitor in the U.S. market which both produces instant lottery tickets and offers a full range of cooperative services to state lotteries. Competitors have typically either manufactured only instant tickets or provided only certain services which comprise cooperative services, such as software for the management systems, marketing assistance or other specific duties. However, an on-line vendor in cooperation with an instant ticket supplier may be considered a competitor or potential competitor in cooperative services. In addition, an on-line vendor not in cooperation with an instant ticket supplier may nonetheless provide various cooperative services, including data processing services. Scientific Games has two primary domestic and international competitors in this regard: GTech Corporation and Video Lottery Technologies, Inc.

     The Company's pull-tab ticket business is subject to competition from a number of competitors. Pull-tab tickets are primarily marketed to the charity industry. Although the Company is not a significant supplier of pull-tab tickets, it currently has 5 contracts with state lotteries for pull-tab tickets and, the Company believes it is desirable to offer pull-tab tickets to its lottery customers to maintain a full range of products and services.

POTENTIAL FLUCTUATIONS IN OPERATING RESULTS
     The Company's operating results may vary significantly from period to period. Revenues and capital expenditures may be difficult to forecast because the Company's sales cycle may vary and depend upon facts such as the size and timing of awarded contracts, changes in customer budgets, delays in customer orders, changes in lottery marketing strategies and ticket ordering patterns and general economic conditions. Contracts with governmental entities operating newly authorized instant lotteries tend to generate higher levels of ticket sales in the initial months.

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

     Additionally, circumstances encountered in international markets, including the substantial amount of time involved in bidding on any international contract, the evaluation of such bid and the resultant contract award or rejection can vary significantly from that originally anticipated when the bid is prepared. All of these factors may make it difficult to forecast revenues and expenditures related to the Company's operations over extended periods and may result in fluctuations in the Company's quarterly financial results.

RELIANCE ON SENIOR MANAGEMENT
     The Company believes it has benefited and continues to benefit substantially from the skills, experience and efforts of its senior management (See "Executive Officers'). The loss of the services of members of the Company's senior management could have a material adverse effect on the Company's business and prospects.

ADDITIONAL RISK FACTORS AND INVESTMENT CONSIDERATIONS
     Additional or related factors which could affect the Company's actual results and could cause the Company's actual consolidated results for the first quarter of 1997, and beyond, to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company include:

     Continued or increased pressure to change the selling prices for the Company's products, and the resulting effects on margins, the Company's actions in connection with continued and increasing competition in many product areas, including, but not limited to, price competition and fluctuating demand for certain lottery tickets products by one or more lottery customers;

     Difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products utilizing SciScan Technology and/or other technologies when anticipated, the failure of customers to accept these products or technologies when planned, any defects in products and a failure of manufacturing economies to develop when planned;

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


     The effects of, and changes in, trade, monetary and fiscal policies, laws and regulations, other activities of governments, agencies and similar organizations, and social and economic conditions, such as trade restrictions or prohibitions, inflation and monetary fluctuations, import and other changes or taxes, the ability or inability of the Company to obtain, or hedge against, foreign currency, foreign exchange rates and fluctuations in those rates, loss of international contracts or lower international revenue resulting from increased expenses associated with overseas operations, the impact of foreign labor laws and disputes, adverse effects arising out of political unrest, terrorist activity, nationalizations and unstable governments and legal systems, and intergovernmental disputes, as well as actions affecting frequency, use and availability of lottery products and licensing of lotteries for business;

     The costs and other effects of legal or administrative cases and proceedings (whether civil, such as environmental and product-related, or criminal), settlements and investigations, claims, and changes in those items; developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses; adoptions of new, or changes in, accounting policies and practices and the application of such policies and practices;

     The effects of changes within the Company's organization or in compensation and benefit plans; any activities of parties with which the Company has an agreement or understanding, including any issues affecting any investment or joint venture in which the Company has an interest; the amount, type and cost of the financing which the Company has, and any changes to that financing; and

     The ability to integrate acquisitions into the Company's existing operations and unexpected difficulties or problems with such acquired entities including inadequate production equipment, inadequate production capacity or quality, outdated or incompatible technologies or an inability to realize anticipated synergies and efficiencies, whether within anticipated time frames or at all.

ITEM 2. PROPERTIES

     The Company currently has four instant ticket manufacturing sites: a 71,000 square foot leased facility in Gilroy, California (the "California Facility"), a 185,000 square foot owned headquarters and manufacturing facility in Alpharetta, Georgia (the "Georgia Facility"), a 112,000 square foot leased facility in Leeds, United Kingdom (the "Leeds Facility"), and a 30,000 square foot leased facility in Bradford, United Kingdom (the "Bradford Facility"). Sales support, research, product development and graphics are located in the Company's corporate headquarters at the Georgia Facility. The four manufacturing facilities have a combined maximum production capacity of approximately 14 billion "standard sized" (2 by 4 inch) tickets per year. However, at maximum production capacity, the Company incurs substantial overtime expense and can encounter reduced efficiencies. The California Facility consists of office and production space equipped with a modern gravure press with multiple ink-jet imagers. The California Facility lease expires April 30, 2005. Currently, annual rents for the California Facility are approximately $680,000. Approximately 2,200 square feet of the California Facility are subleased to the Company's exclusive packaging subcontractor. In addition, the Company separately leases in California an approximately 14,000 square foot ink production facility under a lease expiring April 30, 1999 with annual rents of approximately $90,000. The Leeds Facility consists of office and production space equipped with five sheet-fed offset presses. The administrative and game development departments for both the Leeds and Bradford Facilities are in this location. The Leeds Facility subleases offices to a firm which provides the graphics for all games produced at the Leeds and Bradford Facilities. The Leeds Facility lease expires October 31, 2001 with annual rents of approximately $368,000. The Bradford Facility includes office and production space and is equipped with three separate printing processes: offset, inkjet and rotary screen. The Bradford Facility lease expires June 30, 2016 with annual rents of approximately $212,000. Should it chose to do so, the Company does not anticipate any material difficulty in re-leasing any of its leased facilities.

     Scientific Games' headquarters and printing facility in Georgia began operation in February 1992. The Georgia Facility operates two presses, including a modern 15 station gravure press. The Company invested approximately $20 million to initially build and equip the Georgia Facility. Included in such amount was approximately $9.4 million to purchase and install printing equipment and approximately $10.6 million to purchase the land and construct the building.

     The Georgia Facility's gravure press is equipped with a state-of-the-art register control system, designed to reduce overall waste while achieving high quality. The press has four reversible stations providing color flexibility including potential four-color back printing in selected situations and is designed to accommodate alternative printing technology on a station-by-station basis. The press is designed to dry both water-based and solvent-based inks at full press speed. Currently, the use of water-based inks is increasing as the printing industry moves to reduce its output of volatile organic compounds (VOC's) created as the result of drying solvent based inks.

     In 1994-95, after an analysis of projected future manufacturing requirements, the Company installed new imagers, data stations and related equipment incorporating significantly advanced technology for its existing presses in its California and Georgia facilities at a total cost of approximately $5 million. Such imagers materially increased the efficiency and flexibility (and thus capacity) of the Company's existing presses.

     In 1995, the Company also installed an additional custom-designed printing press, including new imagers, data stations and related equipment, in its Georgia Facility. The total cost of the equipment and building expansion was approximately $15.5 million. The new press is designed to employ both offset and flexographic printing technologies and allows Scientific Games to more economically produce smaller print runs than the existing two gravure presses, by, among other things, reducing press set-up costs versus the existing two gravure presses. The savings in operation of the third press are attributable to, among other factors, the flexographic and offset technologies which use photopolymer and aluminum plates rather than the engraved chrome plated cylinders used in the gravure process.

     In October 1996, the Company purchased SGIL which has presses at the Leeds and Bradford Facilities. The Leeds Facility has five sheet-fed offset presses as well as imaging and silk screen equipment. The Bradford Facility utilizes three separate printing processes, which are an offset, inkjet and rotary screen.

     The Company also has a pull-tab ticket manufacturing facility in Albert Lea, Minnesota which it acquired in June 1994. The pull-tab facility is 20,000 square feet and is leased from the city of Albert Lea, Minnesota. GameTec is a sheet feed printing operation with two presses and the related collating, gluing, and packaging equipment. The pull-tab facility has the capacity to print approximately 1 billion tickets annually. Currently, annual rents for the GameTec facility are approximately $65,000. In addition, GameTec has a product distribution center located in Minneapolis, Minnesota. The facility is 14,000 square feet and is leased. Certain pull-tab tickets, primarily those purchased by charitable organizations, are distributed from this location. The annual rents for this facility are approximately $50,000.




ITEM 3. LEGAL PROCEEDINGS

     The Company's SGI subsidiary owns a minority interest in Wintech de Colombia S.A. ("Wintech"), which has operated the Colombian national lottery under contract with Empresa Colombian de Recuros para la Salud, S.A. ("Ecosalud"), an agency of the Colombian government. The contract projected that certain levels of lottery ticket sales would be attained, and provided a penalty against Wintech, SGI and the other shareholders of up to $5,000,000 if such levels were not achieved. In addition, with respect to the further guarantee of performance under the contract with Ecosalud, SGI delivered to Ecosalud a $4,000,000 bond issued by a Colombian surety. Wintech started the instant lottery in Colombia but, due to difficulties beyond its control, the projected sales level was not met for the year ending 1993. On July 1, 1993, Ecosalud adopted resolutions declaring, among other things, that the contract was in default and asserted various claims for compensation and penalties against Wintech, SGI and shareholders of Wintech. As the Company has previously disclosed in its filings with the Commission, litigation is pending in Colombia concerning various claims among Ecosalud, Wintech and the Company relating to the termination of the contracts with Ecosalud (the "Colombian Litigation"). Ecosalud's claims in the Colombian Litigation are for, among other things, realization on the full amount of the penalty plus interest and costs of the bond.

     SGI has consulted with Colombian counsel and been advised that SGI has various legal defenses to Ecosalud's claims. SGI also has certain cross indemnities and undertakings from the two other private shareholders of Wintech for their respective shares of any liability to Ecosalud. That obligation is secured in part by a $1,500,000 confirmed letter of credit in favor of SGI. The Colombian surety which issued a $4,000,000 bond to Ecosalud under the contract has reportedly paid $2,400,000 to Ecosalud under the bond, and made demand upon SGI for that amount under the indemnity agreement entered into by the surety and SGI. SGI declined to make or authorize any such payment and notified the surety that any payment in response to Ecosalud's demand on the bond is at the surety's risk. No suit by the Colombian surety has been filed to date. No assurance can be given that the other shareholders of Wintech will, or have sufficient assets to, honor their indemnity undertakings to SGI when the claims by Ecosalud against SGI and Wintech are resolved in the even such claims result in any liability.

     In June 1996, Ecosalud filed a complaint against the Company in the Unites States District Court for the Northern District of Georgia, Atlanta Division (the "Georgia Litigation"). Total damages claimed in the original Complaint were "not less than $84,423,267." The Complaint also sought reasonable attorneys' fees and costs allegedly pursuant to the contract. In response to the complaint, SGI filed a motion to dismiss the action on multiple grounds, including the mandatory arbitration clause contained within the contract. Ecosalud then filed an "Amended Complaint" in which it withdrew its claim for in excess of $84,000,000 and, instead, is seeking $5,000,000 under an "Executive Title," a purported joint and several guarantee by the Company, Wintech and other shareholders in Wintech that projected levels of lottery sales would be attained. In addition, Ecosalud also seeks attorneys' fees and interest on the claim. SGI has filed a motion to dismiss the Amended Complaint on the ground, inter alia, that litigation involving the same subject matter is pending in Colombia, the dispute is subject to an arbitration clause and forum non conveniens. On March 17, 1997 the United States District Court entered an order dismissing the complaint in the Georgia Litigation based upon, among other things, Ecosalud's failure to state a claim upon which relief could be granted. Judgment was entered in favor of SGI on March 19, 1997. Ecosalud has thirty days from such date to file an appeal.

     SGI intends to vigorously defend the Colombian Litigation and any further proceedings in the Georgia Litigation and has been advised by counsel that the Company has numerous defenses on the merits, as well as procedural defenses to the litigation. Although it is not possible to determine the outcome of the litigation, either in Georgia or Colombia, or the other related surety and indemnity claims, management believes based upon, among other things, the advice of counsel, that adequate provision has been made for such claims and the disposition thereof should not materially adversely affect the Company's consolidated financial condition or consolidated results of operations.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders at any time during the fourth quarter of the year ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information presented under the caption "Corporate Information" on page 33 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.


ITEM 6 SELECTED FINANCIAL DATA

     The information presented under the caption "Five-Year Selected Financial Data" on page 14 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 through 18 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information presented under the caption's "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Shareholders' Equity", and "Notes to Consolidated Financial Statements", on pages 19 - 30 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This information required by Item 10 is incorporated by reference from the information in Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Stockholders to be held May 16, 1997, except as to biographical information on Executive Officers which is contained in Item 1 of this Annual Report on Form 10-K.



ITEM 11 EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference from the information in Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Stockholders to be held May 16, 1997.




ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference from the information in Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Stockholders to be held May 16, 1997.



ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference from the information in Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Stockholders to be held May 16, 1997.

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Consolidated Financial Statements

     The following financial statements and notes thereto of Scientific Games Holdings Corp. are incorporated in Item 8 by reference from the Company's 1996 Annual Report to Shareholders:



                                                              Page in Annual
                                                          Report to Shareholders
                                                          ----------------------

        Consolidated Statements of Income, Years ended
        December 31, 1996, 1995 and 1994                             19

        Consolidated Balance Sheets-- December 31, 1996 and 1995     20

        Consolidated Statements of Cash Flows  -- Years ended
        December 31, 1996, 1995 and 1994                             21

        Consolidated Statements of Shareholders' Equity, Years
        ended December 31, 1996, 1995 and 1994                       22

        Notes to Consolidated Financial Statements --
        December 31, 1996                                         23-30

        Report of Independent Auditors                               31

(a)(2) Financial Statement Schedules

     The following reports and consolidated financial statement schedules of Scientific Games Holdings Corp. and subsidiaries are filed herewith:



     Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Reports on Form 8-K

     Form 8-K/A-1 was filed October 15, 1996 relating to the acquisition of Opax International Limited, a United Kingdom company, renamed Scientific Games International Limited.
     Form 8-K/A-2 was filed December 18, 1996 in order to disclose the required financial statements related to the acquisition of Opax International Limited, renamed Scientific Games International Limited.

(a)(4) Listing of Exhibits

     The exhibits listed below are filed with or incorporated by reference into this annual report on Form 10-K.




EXHIBIT NO.  DESCRIPTION OF EXHIBIT
-----------  -------------------------------------------------------------------
3. 1          --          First Amended and Restated Certificate of
                          Incorporation of Scientific Games Holdings Corp. with
                          certificate of Retirement (5)
3.2           --          Second Amended and Restated By-Laws of Scientific
                          Games Holdings Corp. (4)
10.1          --          New York State Lottery Distribution Services Agreement
                          by and between The State of New York, the New York
                          State Division of the Lottery and Scientific Games,
                          Inc. (1)
10.2          --          Agreement by and between the Massachusetts State
                          Lottery Commission and Scientific Games, Inc. dated
                          December 18, 1987 and extensions thereto (1)

10.6          --          Employment Agreement ("Malloy Employment Agreement")
                          dated as of October 1, 1991 between Scientific Games
                          operating Corp. (now known as Scientific Games Inc.)
                          and William G. Malloy (1)
10.7          --          Employment Agreement ("Behm Employment Agreement")
                          dated as of October 1, 1991 between Scientific Games
                          Operating Corp. (now known as Scientific Games Inc.)
                          and William F. Behm (1)
10.8          --          Employment Agreement ("Little Employment Agreement")
                          dated as of October 1, 1991 between Scientific Games
                          Operating Corp. (now known as Scientific Games Inc.)
                          and Thomas F. Little (1)
10.10         --          Form of Promissory Note evidencing loans to Management
                          Stockholders (1)
10.11         --          Form of Pledge Agreement dated as of October 1, 1991
                          between Management Stockholders and Scientific Games
                          Operating Corp. (now known as Scientific Games Inc.)
                          (1)
10.14         --          License Agreement dated as of October 1, 1991 between
                          Bally Manufacturing Corporation and Scientific Games
                          Operating Corp. (now known as Scientific Games Inc.)
                          (1)
10.15         --          Non-Competition Agreement dated as of October 1, 1991
                          between Bally Manufacturing Corporation and Scientific
                          Games Operating Corp. (now known as Scientific Games
                          Inc.) (1)
10.16         --          Second Amendment to Asset Purchase Agreement dated as
                          of October 1, 1991 between Bally Manufacturing
                          Corporation and Scientific Games Operating Corp. (now
                          known as Scientific Games Inc.) (re: Earnout) (1)
10.17         --          Stockholders' Agreement dated as of July 1, 1993, as
                          amended (1)
10.18         --          Amended First 1991 Management Stock Option Plan (1)
10.19         --          Amended Second 1991 Management Stock Option Plan (1)
10.20         --          1993 Management Stock Option Plan (1)
10.21         --          Industrial Real Estate Lease dated December 4, 1984
                          between Arroyo One as Landlord and Scientific Games
                          Inc. as Tenant (Gilroy Lease), as amended (1)
10.22         --          Lease dated April 27, 1987 between Kishimura Bros. and
                          Scientific Games of California, Inc. (Scientific Games
                          of California, Inc. assigned its leasehold interest to
                          Scientific Games Operating Corp., now known as
                          Scientific Games, Inc.), as amended (1)
10.23         --          Form of Amendment to Malloy Employment Agreement (1)
10.24         --          Form of Amendment to Behm Employment Agreement (1)
10.25         --          Form of Amendment to Little Employment Agreement (1)
10.26         --          Instant Ticket and Associated Products and Services
                          Agreement dated May 4, 1993 by and between Georgia
                          Lottery Corporation and Scientific Games, Inc. (4)
10.27         --          Loan Agreement for Loans From First Union National
                          Bank of Georgia to Scientific Games Holdings Corp. and
                          Scientific Games, Inc., dated October 6, 1993 (2)
10.28         --          Contract #1092RR dated November 18, 1993 between
                          Scientific Games, Inc. and Hamilton-Stevens Group,
                          Inc. (new press) (3) (4)
10.29         --          Purchase Agreement dated as of December 22, 1993
                          between Scientific Games, inc. and Scitex Digital
                          Printing, Inc. (Alpharetta imagers) (4)
10.30         --          Purchase Agreement dated as of January 4, 1994 between
                          Scientific Games, Inc. and Scitex Digital Printing,
                          Inc. (Gilroy imager) (4)
10.31         --          Form of revised Severance Benefits Agreement (4)
10.32         --          Amendment to Amended First 1991 Management Stock
                          Option Plan (4)
10.33         --          Amendment to Amended Second 1991 Management Stock
                          Option Plan (4)
10.34         --          Amendment to 1993 Management Stock Option Plan (4)
10.35         --          First Amended and Restated 1993 Directors' Stock
                          Option Plan (4)
10.36         --          Contract dated August 1, 1994 between Scientific Games
                          Inc. and M.G. Patton Construction Company for building
                          expansion (6)
10.37         --          1994 Management Stock Option Plan (6)
10.38         --          1995/1996 Management Stock Option Plan (6)
10.39         --          Key Employee Restricted Stock Option Plan (6)
10.40         --          Severance Benefits Agreement dated as of May 5, 1995,
                          between Scientific Games Holdings Corp. and Cliff O.
                          Bickell (7)

10.41         --        1995/1996 Management Stock Option Plan (6)
10.42         --        Key Employee Restructed Stock Plan (6)
10.43         --        Form of Key Employee Restricted Stock Plan Restricted
                        Stock Award Agreement (7)
10.44         --        Loan Agreement for Line of Credit From First Union
                        National Bank of Georgia to Scientific Games Holdings
                        Corp. and Scientific Games Inc. Date Closed:  August 16,
                        1995 (8)
10.45         --        Instant Lottery Tickets Scientific Games Inc. and
                        Camelot Group plc, dated June 15, Supply Agreement
                        between 1995. (3)(8) Thomas De La Rue Limited,
10.46         --        Credit Agreement for Line of Scientific Games Holdings
                        Corp. and Scientific Games Inc. Credit From First Union
                        National Bank of Georgia to Dated:  December 20, 1996
11.0          --        Statement re: computation of per share earnings (loss)
13.1          --        1996 Annual Report to Shareholders pages 14, 15-30 and
                        33 only
21.0          --        List of Subsidiaries of Registrant
23.0          --        Consent of Ernst & Young LLP
27.0          --        Financial Data Schedule (for SEC use only).

------------------

      (1) Previously filed with Registration Statement No. 33-65582, filed on
          July 2, 1993 or as subsequently amended on July 28, 1993, August 9,
          1993 or August 20, 1993.

      (2) Previously filed with the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1993.

      (3) Portions of Exhibits 10.28 and 10.43 deemed confidential by the Company have been omitted, were filed separately with the Commission and confidential treatment has been granted for portions of these exhibits.

      (4) Previously filed with the Company's Registration Statement No.
          33-75168, filed on February 11, 1994 or as subsequently amended on March 4, 1994.

      (5) Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

      (6) Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

      (7) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

      (8) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.


(b) Reports on Form 8-K:  none.

(c) Executive Compensation Plans and Arrangements.

             (i)    Employment Agreement ("Malloy Employment
                    Agreement") dated as of October 1, 1991 between Scientific
                    Games Operating Corp. (now known as Scientific Games Inc.)
                    and William G. Malloy, Exhibit 10.6 (1)
             (ii)   Employment Agreement ("Behm Employment
                    Agreement") dated as of October 1, 1991 between Scientific
                    Games Operating Corp. (now known as Scientific Games Inc.)
                    and William F. Behm, Exhibit 10.7 (1)
             (iii)  Employment Agreement ("Little Employment
                    Agreement") dated as of October 1, 1991 between Scientific
                    Games Operating Corp. (now known as Scientific Games Inc.)
                    and Thomas F. Little, Exhibit 10.8 (1)
             (iv)   Amended First 1991 Management Stock Option
                    Plan, Exhibit 10.18 (1)
             (v)    Amended Second 1991 Management Stock Option
                    Plan, Exhibit 10.19 (1)
             (vi)   1993 Management Stock Option Plan, Exhibit 10.20 (1)
             (vii)  Form of Amendment to Malloy Employment Agreement, Exhibit
                    10.23 (1)
             (viii) Form of Amendment to Behm Employment Agreement, Exhibit
                    10.24 (1)
             (ix)   Form of Amendment to Little Employment Agreement, Exhibit
                    10.25 (1)

          (x)       Form of revised Severance Benefits Agreement,
                    Exhibit 10.31 (2)
          (xi)      Amendment to Amended First 1991 Management
                    Stock Option Plan, Exhibit 10.32 (2)
          (xii)     Amendment to Amended Second 1991 Management Stock Option
                    Plan, Exhibit 10.33 (2)
          (xiii)    Amendment to 1993 Management Stock Option Plan, Exhibit
                    10.34 (2)
          (xiv)     1994 Management Stock Option Plan, Exhibit 10.37 (3)
          (xv)      1995/1996 Management Stock Option Plan, Exhibit 10.38 (3)
          (xvi) Severance Benefits Agreement dated as of May 5, 1995, between
                    Scientific Games Holdings Corp and Cliff O. Bickell,
                    Exhibit 10.40 (4)
          (xvii)    Key Employee Restricted Stock Plan, Exhibit 10.42 (3)

          (xviii)   Form of Key Employee Restricted Stock Plan Restricted Stock
                    Award Agreement, Exhibit 10.43 (4)
     ------------------------------------
          (1)       Previously filed with Registration Statement No. 33-65582, filed on July 2, 1993 or as subsequently amended on July 28,
                    1993, August 9, 1993 or August 20, 1993.
          (2)       Previously filed with Registration Statement No. 33-75168, filed on February 11, 1994 or as subsequently amended on
                    March 4, 1994.
          (3)       Previously filed December 31, 1994. with the Company's
                    Annual Report on Form 10-K for the year ended
          (4)       Previously filed June 30, 1995. with the Company's Annual
                    Report on Form 10-Q for the quarter ended

                                 SIGNATURE PAGE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Scientific Games Holdings Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Alpharetta, and State of Georgia on this 31st day of March, 1997.
                                        Scientific Games Holdings Corp.



                                        By: /s/ William G. Malloy
                                            ----------------------------
                                        William G. Malloy, Chairman
                                        of the Board, President, and
                                        Chief Executive Officer


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant, Scientific Games Holdings Corp. in the capacities and on the dates indicated.


Signature              Title                                    Date
---------              -----                                    ----

/s/ William G. Malloy  Chairman of the Board, President,        March 31, 1997
---------------------
William G. Malloy      and Chief Executive Officer
                       (Principal Executive Officer)



/s/ Cliff O. Bickell   Chief Financial Officer,                 March 31, 1997
---------------------  Vice President and Treasurer
Cliff O. Bickell       (Principal Financial and Accounting
                       Officer)




/s/ Paul F. Balser     Director                                 March 31, 1997
---------------------
Paul F. Balser



/s/ William F. Behm    Director                                 March 31, 1997
---------------------
William F. Behm



/s/ Mark E. Jennings   Director                                 March 31, 1997
---------------------
Mark E. Jennings

                                       21

/s/ Frank S. Jones     Director                                 March 31, 1997
---------------------
Frank S. Jones




/s/ Edith K. Manns     Director                                 March 31, 1997
---------------------
Edith K. Manns




/s/ Dennis L. Whipple  Director                                 March 31, 1997
---------------------
Dennis L. Whipple
