Form 10-Q
period 1997-03-31
SCIENTIFIC GAMES HOLDINGS CORP
filed 1997-05-15
CIK 880174

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   ----------

                                   FORM 10-Q

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
------   THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1997
                              -------------------------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
------   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ----------

                     Commission file number   000-22298
                                           --------------

                       Scientific Games Holdings Corp.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                Delaware                                    58-1943521
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (IRS identification no.)
employer)

1500 Bluegrass Lakes Parkway, Alpharetta, Georgia               30201
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip code)


Registrant's telephone number, including area code (770) 664-3700
                                                   -----------------------------

--------------------------------------------------------------------------------
Former name, former addressand former fiscal year, if changed since last report.

         Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    Yes    X      No
                                                       ---------     ----------

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

                                                     Yes              No
                                                         ------          ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,139,855 shares of Common Stock, $.001 par value per share, as of May 1, 1997.

                         PART I - FINANCIAL INFORMATION

                                                                                                                    Page No.
                                                                                                                    --------
Item 1.          Consolidated Condensed Financial Statements

                 Consolidated Condensed Balance Sheets
                          March 31, 1997 and December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

                 Consolidated Condensed Statements of Earnings
                          Three-month period ended March 31, 1997
                          and March 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

                 Consolidated Condensed Statements of Cash Flows
                          Three-month period ended March 31, 1997
                          and March 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

                 Notes to Consolidated Condensed Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . 7


Item 2.          Management's Discussion and Analysis of Financial
                          Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8


                                               PART II - OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        SCIENTIFIC GAMES HOLDINGS CORP.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                               March 31,        December 31,
                                                                 1997               1996
                                                              -----------       ------------
                        ASSETS                                (unaudited)           (1)
Current assets:
  Cash and cash equivalents.................................   $  9,610          $  6,252
  Trade receivable........................ .................     23,064            27,045
  Inventories...............................................     12,625            11,290
  Prepaid expenses and other current assets.................      1,626             1,547
  Deferred income tax benefit...............................      1,254             1,254
                                                               --------          --------
Total current assets........................................     48,179            47,388

Property and equipment, at cost:
  Land......................................................      2,521             2,521
  Buildings.................................................     12,043            11,719
  Production and other equipment............................     69,958            69,806
  Property held for lease...................................      1,424                 0
  Construction-in-Progress..................................        922               994
                                                               --------          --------
                                                                 86,868            85,040
  Less accumulated depreciation and amortization............     34,974            33,029
                                                               --------          --------
                                                                 51,894            52,011

Goodwill....................................................     23,852            23,921

Other assets................................................      5,462             4,209
                                                               --------          --------
                                                               $129,387          $127,529
                                                               ========          ========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  6,894          $  8,280
  Accrued liabilities.......................................     13,123            14,319
  Income taxes payable......................................      6,064             2,854
                                                               --------          --------
Total current liabilities...................................     26,081            25,453

Credit facility.............................................          0             3,984
Other long-term liabilities. ...............................        501               745
Deferred income taxes payable...............................      3,529             3,558

Stockholders' equity:
  Common stock par value $.001 per share:
    shares authorized: 25,750,000;
    issued and outstanding shares: 12,164,855 at March 31, 1997
    and 12,158,362 at December 31, 1996.....................         12                12
  Additional paid-in capital................................     56,832            56,486
  Retained earnings ........................................     42,155            36,671
                                                               --------          --------
                                                                 98,999            93,169
  Less notes receivable from officers for the sale
    of common stock.........................................        (71)              (71)
  Cumulative foreign currency translation adjustment........        348               691
                                                               --------          --------
Total stockholders' equity..................................     99,276            93,789
                                                               --------          --------
                                                               $129,387          $127,529
                                                               ========          ========

(1) Derived from audited financial statements

    See accompanying notes.

                        SCIENTIFIC GAMES HOLDINGS CORP.
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                                                                    Three-month period
                                                                                                       ended March 31,
                                                                                                   1997                1996
                                                                                                   ----                ----
         Revenue                                                                                  $45,612             $26,591
         Cost of revenues excluding depreciation and
            amortization                                                                           28,649              18,159
                                                                                                  -------             -------
                                                                                                   16,963               8,432
         Selling, general and administrative expenses
            excluding depreciation and amortization                                                 5,309               3,979

         Depreciation, amortization and other charges                                               2,590               2,155
                                                                                                  -------             -------
                                                                                                    9,064               2,298

         Interest Income                                                                               73                 254
         Gain/(loss) on foreign currency                                                              151                 (16)
         Interest Expense                                                                              51                  17
                                                                                                  -------             -------
         Earnings before income tax                                                                 9,237               2,519
         Income tax expense                                                                         3,750               1,008
                                                                                                  -------             -------
         Net earnings                                                                               5,487               1,511
                                                                                                  =======             =======

         Earnings per common share                                                                $  0.44             $   .11
                                                                                                  =======             =======

         Weighted average number of common and common
            equivalent shares outstanding                                                          12,596              13,741
                                                                                                  =======             =======



         See accompanying notes.

                        SCIENTIFIC GAMES HOLDINGS CORP.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                         Three-month period
                                                                                           ended March 31,
                                                                                         1997            1996
                                                                                       --------        --------
Operating activities
Net earnings.....................................................                      $ 5,487         $ 1,511
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
         Depreciation............................................                        2,132           2,073
         Amortization of intangibles.............................                          325              82
         Gain on disposal of property and equipment..............                          (11)              5
         Stock compensation expense .............................                          327             533
         Foreign currency translation adjustment.................                         (129)              0
         Changes in operating assets and liabilities:
             Accounts receivable.................................                        3,292           5,359
             Inventories.........................................                       (1,391)         (1,344)
             Prepaid expenses and other assets...................                       (1,584)           (226)
             Accounts payable....................................                          998            (257)
             Accrued liabilities.................................                       (3,096)         (1,537)
             Income taxes payable................................                        3,242             688
                                                                                       -------         -------
Net cash provided by operating activities........................                        9,592           6,887

Investing activities
Proceeds from sales of property and equipment....................                           13              45
Purchases of property and equipment..............................                       (2,271)           (933)
Acquisition costs................................................                         (102)              0
                                                                                       -------         -------
Net cash used in investing activities............................                       (2,360)           (888)

Financing activities
Payments on notes receivable.....................................                           16              28
Payments of debt.................................................                       (3,909)           (145)
Proceeds of exercise of common stock options.....................                           19               0
                                                                                       -------         -------
Net cash used in financing activities............................                       (3,874)           (117)
                                                                                       -------         -------
Increase in cash and cash equivalents............................                        3,358           5,882
Cash and cash equivalents at beginning of period.................                        6,252          26,415
                                                                                       -------         -------
Cash and cash equivalents at end of period.......................                      $ 9,610         $32,297
                                                                                       =======         =======


See accompanying notes.

                        SCIENTIFIC GAMES HOLDINGS CORP.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1.       Basis of Presentation

             The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statement disclosures contained in the Company's 1996 Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments considered necessary for a fair presentation (which were of a normal, recurring nature) have been
         included.   Operating results for the three month period ended March
         31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

2.       Inventories

             Inventories consist principally of lottery tickets and materials related to their production, which are valued at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

                                                                             March 31,              December 31,
                                                                               1997                     1996
                                                                            ----------              -----------
                                                                                      (In Thousands)
             Finished goods................                                  $  4,416                 $  4,684
             Work-in process...............                                     2,102                    2,468
             Raw materials.................                                     6,107                    4,138
                                                                             --------                 --------
                                                                             $ 12,625                 $ 11,290
                                                                             ========                 ========


3.       Contingencies

             Refer to the Company's Form 10-K for the year ended December 31, 1996 for a description of pending legal proceedings, with respect to which there have been no material developments since such date, except that Ecosalud filed a notice of appeal on April 16, 1997 to appeal the judgment entered in favor of Scientific Games Inc. in the Georgia Litigation described in such Item 3 of such Form 10-K.


4.       Acquisition

           On April 15, 1997, the Company completed its stock acquisition of Tele Control, an on-line lottery and transaction company located in

         Vienna, Austria, from Autotote Corporation. The purchase price was
         $25 million and will be accounted for under the purchase method of accounting. The net assets acquired are approximately $5 million. The Company has not yet completed the allocation of the excess purchase price, however it is anticipated that the Company will recognize a one-time write off in connection with in-process research and development costs, with the remainder allocated to goodwill and other intangibles to be amortized over a period of approximately 15 years.


5.       New Accounting Pronouncement

           In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 of $.01 and $.01 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

                        SCIENTIFIC GAMES HOLDINGS CORP.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The Company's revenues are generated from the sale of instant tickets to lotteries and promotional (commercial) customers, from the provision of cooperative services, instant ticket hardware and software system development and services and from the sale of pull-tab tickets. Instant and pull-tab ticket revenues are generally based on a price per 1,000 tickets. Revenues from cooperative services, hardware and software development may be based on a percentage of the lottery's sales to the public, a contracted price or any applicable combination of the foregoing.

         The Company's operating results may vary significantly from period to period. Revenues and capital expenditures can be difficult to forecast because the Company's sales cycle may vary and depend upon factors such as the size and timing of awarded contracts, changes in customer budgets, ticket inventory position and general economic conditions. Contracts with governmental entities operating newly authorized instant lotteries tend to generate higher levels of ticket sales in the initial months. Operating results may be affected by the working capital requirements associated with preparing facilities and equipment, establishing a distribution system and printing tickets for a recently awarded contract, and by the amount of time elapsing before the receipt and/or recognition of revenues from the sale of instant lottery tickets and the provision of cooperative services. Operating results may also be affected by the utilization of overtime labor and the Company's ability to smoothly integrate new and/or upgraded production equipment with its existing production operations. Revenues from the sale of tickets, cooperative services, hardware and software development may be recognized based upon ticket shipments, a percentage of the lottery's sales to the public, a contracted price or any applicable combination of the foregoing. Accordingly, quarter to quarter fluctuations in revenues may be expected. Additionally, circumstances encountered in international markets, including the substantial amount of time involved in bidding on an international contract, the evaluation of such bid and the resultant contract award or rejection may vary significantly from that originally anticipated when the bid is prepared. All of these factors may make it difficult to forecast revenues and expenditures related to the Company's operations over extended periods and can result in fluctuations in the Company's quarterly financial results.

         The Company's domestic lottery contracts typically have an initial term of from one to three years and usually provide the customer with options to extend the contract one or more times under the same, or mutually agreeable, terms and conditions for additional periods generally ranging from one to three years. The Company's international lottery contracts are less likely to have firm contract periods and, historically, international lottery ticket customers have sought competitive bids for such contracts more frequently. The Company's customers have exercised extension options in the Company's domestic instant lottery contracts a majority of the time. Upon the expiration of a contract (including any extensions which may have been exercised), lottery authorities often award new contracts through a competitive procurement process. During any quarter, some lottery contract is typically expiring and/or reaching an optional extension date.

         During 1997, the Company will have two domestic contracts which will expire and its competitors will have seven domestic contracts which will expire. New contracts for these states will be awarded through a competitive procurement process in which the Company will participate. Management estimates that the Company's current customers with expiring contracts will represent approximately 3% of total U.S. retail lottey sales in 1996, and that competitors' expiring contracts will represent aggregate customers' retail sales equaling approximately 26% of the total U.S. retail sales in 1996. It should be noted that the percentage of retail sales attributable to any particular customer contract held by the Company and it competitors is not necessarily indicative of the impact on the Company's operations and revenue which may occur as a result of the Company retaining or obtaining any particular contract.

         To date in 1997, the Company has been awarded the Pennsylvania Lottery contract, which was formerly held by a competitor of the Company. The Pennsylvania contract will include, in addition to instant lottery tickets, marketing and operations support, ticket warehousing, inventory control and ticket distribution. The Company was not the successful bidder for contracts with the Texas Lottery which were re-awarded to a competitor.

         Additionally, the Company was awarded a 5-year contract by the Virginia Lottery to provide software and hardware for a new automated ticket redemption system. The contract includes installation of approximately 6,000 units of the Company's new SciScan Technology(R) keyless validation terminals as well as the provision of software to interface with the Lottery's existing instant ticket software system, and the provision of automated administration and ticket validation support. The Company was also re-awarded approximately 60% of the instant ticket business for the New Mexico Lottery.

         Management anticipates that lottery contracts awarded or reawarded to the Company in 1997 and the orders thereunder have the potential of lower equivalent prices than charged in the previous contracts. The profit margin impact associated with the potential equivalent lower prices will be dependent upon what offset the level of orders from new and existing customers, productions efficiencies and other economies of scale may provide. While Scientific Games has frequently been awarded new contracts when its prior domestic contracts and extensions have expired, there can be no assurance, however, that any of the Company's contracts will be extended or that it will be awarded new contracts as a result of competitive procurement processes in the future. Nor can any assurances be given with respect to the Company's ability to offset, in whole or in part, the effects of any intensified price competition.

         Subsequent to the end of the quarter, the Company purchased Tele Control, an on-line lottery and transaction processing company located in

Vienna, Austria, from Autotote Corporation. The purchase price was $25 million, subject to adjustments reflecting changes in the net assets of Tele Control from October 31, 1996.


RESULTS OF OPERATIONS

Three-month period ended March 31, 1997 compared to three-month period ended March 31, 1996.

         Revenues for the three-month period ended March 31, 1997 increased $19.0 million, or 71.5% over the revenues for the three-month period ended March 31, 1996. The increase was primarily due to an increase in sales to domestic and international customers of $8.6 million and $2.8 million respectively. Additionally, revenues of $6.7 million were generated from Scientific Games International Limited (SGIL) which was acquired in October 1996. (Refer to the Company's 10-K for the year ended December 31, 1996 for a description of the SGIL acquisition.)

         The increase in revenues over the prior three month period was magnified due to a decline in revenues for the first quarter of 1996 attributable to inventory adjustments by the Company's customers and a shift in scheduling of ordering new games by some of its customers in such prior quarter. Such inventory adjustments and shifting new game schedules was not experienced to the same magnitude in the first quarter of 1997.

         Gross margins increased to 37.2% for the three-month period ended March 31, 1997 from 31.7% for the three-month period ended March 31, 1996. The increase was due primarily to the gain in gross profits related to the increase in instant ticket shipments and sales, as described above, offset by traditionally lower margins at SGIL.

         Selling, general and administrative (SG&A) expenses increased $1.3 million for the three-month period of 1997 over the same period of 1996. SG&A expenses decreased as a percentage of revenues to 11.6% from 15%. The dollar increase was due primarily to the additional SG&A costs of SGIL, an increase in the accrual of trade show expenses, increased costs associated with higher salaries and benefits and travel expenses relating to domestic and international sales and marketing activities. The percentage decrease was due mainly to an increase in revenues.

         Depreciation and amortization increased for the three-month period ended March 31, 1997 by 20% or $435,000 over the comparable period of 1996 due primarily to the acquisition of SGIL.

         Interest expense for the three-month period ended March 31, 1997 increased $34,000 from the three-month period ended March 31, 1996. The increase was due to the increase in the balance outstanding under the Company's revolving line of credit compared to the prior period.

         Interest income for the three-month period ended March 31, 1997 decreased $181,000 compared to the three-month period ended March 31, 1996 due to the decrease in cash and cash equivalents. The ending balances in cash and cash equivalents decreased by $22.7 million to $9.6 million. The decrease was due to the acquisition of businesses and the repurchase of the Company's common stock during 1996.

         Income tax expense increased in the period ended March 31, 1997 as compared to the same three-month period of 1996 by $2.7 million due to an increase in pre-tax earnings. The effective tax rate for the three month periods ended March 31, 1997 and March 31, 1996 was 40.5% and 40.0%, respectively.

         Net earnings for the three-month period ended March 31, 1997 were $5.5 million compared to $1.5 million for the period ended March 31, 1996.

         Earnings per common share for the three-month period ended March 31, 1997, was 44 cents per share compared to 11 cents per share for the same period in 1996. The 300% increase in earnings per share was higher than the 272% increase in net earnings due to a decrease in the weighted average number of outstanding shares and share equivalents from 13.7 million to 12.6 million.


LIQUIDITY AND CAPITAL RESOURCES

MARCH 31, 1997 VERSUS MARCH 31, 1996

         For the three-month period ended March 31, 1997, net cash provided by operating activities increased by $2.7 million from $6.9 million for the comparable period in 1996 to $9.6 million. The increase was due primarily to the increase in net income.

         Purchases of property and equipment were higher by $1.3 million compared to 1996 because of higher capital expenditures for production of the Company's SciScan Technology(R) units. The cash and cash equivalents balance was $9.6 million as of March 31, 1997 which was $22.7 million lower than the balance as of the same period in 1996.

         In December 1996, the Company entered into a new $80 million, three-year revolving credit facility "the "Bank Credit Agreement") with two, one-year extension options with the consent of the lenders. The Bank Credit Agreement offers borrowing rate options under prime rate, London Interbank Offered Rate ("LIBOR") or Interbank Offered Rate ("IBOR"), plus or minus an applicable margin depending on the type of borrowing and the Company's debt to total capitalization ratio, a certain fixed charge ration, the imposition of liens on assets, and asset sales.

         In connection with the October 1, 1991 acquisition of the assets of the Company from Bally Entertainment Corporation ("Bally"), the Company agreed to make an earn out payment (the "Earnout") of up to $5 million on April 30, 1997 if total cumulative earnings before interest, income taxes, depreciation and amortization ("EBITDA") from October 1, 1991 through December 31, 1996 equaled or exceeded $95.4 million. At December 31, 1996, cumulative EBITDA from October 1, 1991 exceeded $95.4 million without any Adjustments as discussed below. Management believes that the Company has competing claims, offsets and other potential adjustments (collectively, "Adjustments") which could reduce the amount ultimately determined to be owed to Bally, if any. However, the effect of such Adjustments cannot be quantified at this time and there can be no assurance that such Adjustments ultimately will affect the timing or amount of any Earnout payments which may be required. The maximum amount payable to Bally has been accrued as additional goodwill and will be amortized over 34.5 years.

         The Company expects that its cash balance, cash flows from operations and the availability of funds from its Bank Credit Agreement should permit it to meet anticipated capital expenditures, working capital requirements and fund future growth as new business opportunities arise.


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

             Refer to the Company's Form 10-K for the year ended December 31, 1995 for a description of pending legal proceedings, with respect to which there have been no material developments since such date, except that Ecosalud filed a notice of appeal on April 16, 1997 to appeal the judgment entered in favor of Scientific Games Inc., in the Georgia Litigation described in such Item 3 of such Form 10-K.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits


                 #11         Computation of Per Share Earnings

                 #27         Financial Data Schedule (for SEC use only)


         (a)     Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SCIENTIFIC GAMES HOLDINGS CORP.




Date:  May 14, 1997                      By:     /s/WILLIAM G. MALLOY
                                                 ---------------------------
                                                    William G. Malloy
                                                    President and
                                                    Chief Executive Officer


Date:  May 14, 1997                      By:     /s/CLIFF O. BICKELL
                                                 ---------------------------
                                                    Cliff O. Bickell
                                                    Vice President, Treasurer,
                                                    and Chief Financial Officer