Form 10-K405/A
period 1996-12-31
SCIENTIFIC GAMES HOLDINGS CORP
filed 1997-06-10
CIK 880174

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    -------

                                   FORM 10-K/A-1

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

                                     PART 1

     The Company hereby amends its Form 10-K for the year ended December 31, 1996 solely to disclose the identity of the only customer accounting for 10% or more of its revenues in 1996.


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

     In 1996, only one state, Georgia, accounted for more than 10% of the revenues of the Company. The Company has two domestic contracts which are scheduled to expire in 1997. Management believes new contracts for those states will be awarded through a competitive procurement process in which the Company will participate. The Company's management estimates that these two states had aggregate ticket sales equaling approximately 5% of the Company's ticket shipments in 1996 and that these two states represented approximately 2.7% of the domestic lottery retail sales of all instant tickets in 1996. In contrast, management believes that lottery contracts with seven states currently serviced by its competitors also will expire or extensions will not be granted in 1997 and expects that new contracts for such states will be awarded through the competitive procurement process in which the Company also expects to participate. The Company's management estimates that these seven states aggregate ticket sales equaling approximately 26% of all domestic lottery instant ticket retail sales in 1996. The Company estimates that the retail sales value of its domestic customer base was in excess of 50% of total domestic instant ticket retail sales in 1996.


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

                                 SIGNATURE PAGE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Scientific Games Holdings Corp. has duly caused this Amendment No. 1 to its report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Alpharetta, and State of Georgia on this 10th day of June, 1997.

                                        Scientific Games Holdings Corp.



                                        By: /s/ C. Gray Bethea, Jr.
                                            ----------------------------
                                        C. Gray Bethea, Jr.
                                        Vice President and Secretary