Form 10-Q
period 1997-06-30
SCIENTIFIC GAMES HOLDINGS CORP
filed 1997-08-14
CIK 880174

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 ---     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1997
                               -------------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
 ---     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                              ---------------  ---------------

                        Commission file number 000-22298
                                               ---------

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


Registrant's telephone number, including area code (770) 664-3700
                                                   --------------


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

                                        Yes         No
                                            -------    -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,870,712 shares of Common Stock, $.001 par value per share, as of July 29, 1997.

                         PART I - FINANCIAL INFORMATION

                                                                             Page No.
                                                                             --------

Item 1.           Consolidated Condensed Financial Statements

                  Consolidated Condensed Balance Sheets
                           June 30, 1997 and December 31, 1996..................4

                  Consolidated Condensed Statements of Operations
                           Three-month period ended June 30, 1997
                           and June 30, 1996
                           Six-month period ended June 30, 1997
                           and June 30, 1996....................................5

                  Consolidated Condensed Statements of Cash Flows
                           Six-month period ended June 30, 1997
                           and June 30, 1996....................................6

                  Notes to Consolidated Condensed Financial Statements..........7


Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations.................10


                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings............................................16

Item 2.           Changes in Securities........................................16

Item 6.           Exhibits and Reports on Form 8-K.............................16

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         SCIENTIFIC GAMES HOLDINGS CORP.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands except share data)


                                                                  June 30,  December 31,
                                                                    1997        1996
                                                                 ---------  -----------
                                    ASSETS                      (unaudited)     (1)

Current assets:
  Cash and cash equivalents ..................................   $   6,395    $   6,252
  Trade receivable ...........................................      29,036       27,045
  Inventories ................................................      11,467       11,290
  Prepaid expenses and other current assets ..................       2,759        1,547
  Deferred income tax benefit ................................       2,854        1,254
                                                                 ---------    ---------
Total current assets .........................................      52,511       47,388

Property and equipment, at cost:
  Land .......................................................       2,521        2,521
  Buildings ..................................................      11,662       11,719
  Production and other equipment .............................      77,013       69,806
  Construction-in-Progress ...................................       6,012          994
                                                                 ---------    ---------
                                                                    97,208       85,040
  Less accumulated depreciation and amortization .............      40,281       33,029
                                                                 ---------    ---------
                                                                    56,927       52,011

Goodwill .....................................................      33,654       23,921

Other assets .................................................       7,263        4,209
                                                                 ---------    ---------

                                                                 $ 150,355    $ 127,529
                                                                 =========    =========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...........................................   $   8,285    $   8,280
  Accrued liabilities ........................................      21,185       14,319
  Income taxes payable .......................................       5,222        2,854
                                                                 ---------    ---------
Total current liabilities ....................................      34,691       25,453

Credit facility ..............................................      17,588        3,984
Other long-term liabilities ..................................         809          745
Deferred income taxes payable ................................       4,374        3,558

Stockholders' equity:
  Common stock par value $.001 per share:
    shares authorized: 25,750,000;
    issued and outstanding shares: 12,143,909 at June 30, 1997
    and 12,158,362 at December 31, 1996 ......................          12           12
  Additional paid-in capital..................................      57,171       56,486
  Retained earnings ..........................................      34,985       36,671
                                                                 ---------    ---------
                                                                    92,168       93,169
  Less notes receivable from officers for the sale
    of common stock ..........................................         (71)         (71)
  Cumulative foreign currency translation adjustment .........         796          691
                                                                 ---------    ---------
Total stockholders' equity ...................................      92,893       93,789
                                                                 ---------    ---------
                                                                 $ 150,355    $ 127,529
                                                                 =========    =========

(1) Derived from audited financial statements

    See accompanying notes.

                         SCIENTIFIC GAMES HOLDINGS CORP.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In Thousands except per share data)
                                   (Unaudited)


                                       Three-month period      Six-month period
                                         ended June 30,         ended June 30,
                                        1997       1996        1997       1996
                                        ----       ----        ----       ----
Revenues ..........................   $ 50,511    $37,562   $ 96,123    $64,153
Cost of revenues excluding
  depreciation and amortization ...     30,983     21,790     59,632     39,949
                                        ------     ------     ------     ------
                                        19,528     15,772     36,491     24,204

S, G & A expenses excluding
 depreciation and amortization ....      6,539      4,580     11,848      8,559
                                        ------     ------     ------     ------
                                        12,989     11,192     24,643     15,645

Depreciation and amortization .....      3,117      2,215      5,707      4,370
                                        ------     ------     ------     ------
                                         9,872      8,977     18,936     11,275

In-process R&D write-off ..........     10,102          0     10,102          0
Pull-tab product line write-off ...      4,000          0      4,000          0
                                        ------     ------     ------     ------
                                        (4,230)     8,977      4,834     11,275



Interest income ...................        141        326        214        580
Gain/(Loss) on foreign currency ...        (23)       412        128        396
Interest expense ..................        221         14        272         31
                                        ------     ------     ------     ------

Earnings (loss) before income taxes     (4,333)     9,701      4,904     12,220

Income tax expense (benefit) ......      2,320      3,892      6,070      4,900
                                        ------     ------     ------     ------

Net earnings (loss) ...............   $ (6,653)   $ 5,809   $ (1,166)   $ 7,320
                                        ======     ======     ======     ======

Earnings (loss) per common share ..   $  (0.53)   $  0.42   $  (0.09)   $  0.53
                                        ======     ======     ======     ======
Weighted average number of
  common and common equivalent
  shares outstanding ..............     12,563     13,725     12,580     13,734
                                        ======     ======     ======     ======


See accompanying notes.

                         SCIENTIFIC GAMES HOLDINGS CORP.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (unaudited)




                                                         Six-month period
                                                          ended June 30,
                                                        1997         1996
                                                        ----         ----
Operating activities
Net earnings(loss) ................................   $ (1,166)   $  7,320
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
  Depreciation ....................................      4,766       4,205
  Amortization of intangibles .....................        941         165
  Gain on disposal of property and equipment ......        (63)          5
  Stock compensation expense ......................        654       1,065
  Other ...........................................        311           0
  Deferred taxes ..................................     (3,560)          0
  Changes in operating assets and liabilities:
              Accounts receivable .................      4,040      (2,208)
              Inventories .........................      2,338        (894)
              Prepaid expenses and other assets ...      8,805         (74)
              Accounts payable ....................     (4,085)       (857)
              Accrued liabilities .................      2,903      (1,097)
              Income taxes payable ................      2,298       2,265
                                                      --------    --------
Net cash provided by operating activities .........     18,183       9,895

Investing activities
Proceeds from sales of property and equipment .....         13          45
Purchases of property and equipment ...............     (7,151)     (1,535)
Acquisitions of businesses net of cash acquired ...    (24,219)          0
                                                      --------    --------
Net cash provided (used) in investing activities ..    (31,356)     (1,490)

Financing activities
Payments on notes receivable ......................         16          28
Borrowings under credit facility ..................     20,846           0
Repayment of debt .................................     (7,055)          0
Payments on capital lease obligation ..............          0        (293)
Repurchase of common stock ........................       (519)          0
Proceeds of exercise of common stock options ......         28           0
                                                      --------    --------
Net cash provided (used) in financing activities ..     13,316        (265)
                                                      --------    --------
Increase in cash and cash equivalents .............        143       8,140
Cash and cash equivalents at beginning of period ..      6,252      26,415
                                                      --------    --------
Cash and cash equivalents at end of period ........   $  6,395    $ 34,555
                                                      ========    ========


See accompanying notes.

                         SCIENTIFIC GAMES HOLDINGS CORP.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (unaudited)


1.       Basis of Presentation

              The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statement disclosures contained in the Company's 1996 Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments considered necessary for a fair presentation (which were of a normal, recurring nature) have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

2.       Inventories

              Inventories consist principally of lottery tickets and materials related to their production, which are valued at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:


                                                June 30,               December 31,
                                                  1997                     1996
                                              -----------              ------------
                                                         (In Thousands)
              Finished goods................  $  5,847                   $  4,684
              Work-in-process...............     1,812                      2,468
              Raw materials.................     3,808                      4,138
                                              --------                   --------
                                              $ 11,467                   $ 11,290
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

4.       Acquisition

              On April 15, 1997, the Company completed its stock acquisition of Tele Control, an on-line lottery and transaction company located in Vienna, Austria, from Autotote Corporation. The purchase price was $26.6 million and was accounted for under the purchase method of accounting. The purchase price was allocated to approximately $5.1 million of net assets and a one-time write-off in connection with in-process research and development costs of $10.1 million, with the remainder allocated to goodwill to be amortized over 15 years.

              The following table summarized the Company's estimated pro forma results of operations as if the purchase of TeleControl and Scientific Games International Limited (SGIL) (refer to the Company's 10-K for the year ended December 31, 1996 for a description of the SGIL acquisition) occurred on January 1, 1996.

                                                                    Six-month period
                                                                     ended June 30,
            (In thousands, except per share amounts)              1997            1996
            --------------------------------------------------------------------------
            Revenues                                            $98,892        $90,933
            Net earnings (loss)                                  (1,397)         7,154
            Earnings (loss) per common share                      (0.11)          0.52

              The pro forma results presented above include adjustments to reflect interest expense on borrowings for the acquisitions, amortization of assets acquired including intangibles, certain management expenses related to the Company's combined operations, including lease expense for a building owned by the former owner of SGIL which was not purchased as part of the acquisition, and the income tax effect of such pro forma adjustments and income taxes on earnings. The pro forma adjustments are based upon a preliminary allocation of the purchase price.

              These pro forma unaudited results of operations do not purport to represent what the Company's actual results of operations would have been if the acquisitions of TeleControl and SGIL had occurred on January 1, 1996, and should not serve as a forecast of the Company's operating results for any future periods. The pro forma adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time. However, the full impact of potential cost savings has not been reflected in the pro forma results presented above, although there can be no assurances such cost savings will be achieved.

  5.     Discontinued Product Line

              In July 1997 the Company discontinued its Charity pull-tab ticket product line. A one-time write-off of $4.0 million (pre-tax)was recognized for the disposition of the assets of this product line.


 6.      New Accounting Pronouncement

              In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in changes to primary earnings per share for the second quarter ended June 30, 1997 and June 30, 1996 of $(.01) and $.03 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

                         SCIENTIFIC GAMES HOLDINGS CORP.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The Company's revenues are primarily generated from the sale of instant tickets to lotteries and promotional (commercial) customers, from the provision of cooperative services, instant ticket hardware and software system development and services, on-line lottery hardware and software systems and from the sale of pull-tab tickets. Instant and pull-tab ticket revenues are generally based on a price per 1,000 tickets. Revenues from cooperative services and hardware and software development may be based on a percentage of the lottery's sales to the public, a contracted price, a license agreement or any applicable combination of the foregoing. Existing on-line revenues are generated from the sale of hardware and software to lotteries as well as support and maintenance contracts on the on-line systems.

         The Company's operating results may vary significantly from period to period. Revenues and capital expenditures can be difficult to forecast because the Company's sales cycle may vary and depend upon factors such as the size and timing of awarded contracts, changes in customer budgets, ticket inventory position and general economic conditions. Contracts with governmental entities operating newly authorized instant lotteries tend to generate higher levels of ticket sales in the initial months. Operating results may be affected by the working capital requirements associated with preparing facilities and equipment, establishing a distribution system and printing tickets for a recently awarded contract, and by the amount of time elapsing before the receipt and/or recognition of revenues from the sale of instant lottery tickets and the provision of cooperative services. Operating results may also be affected by the utilization of overtime labor and the Company's ability to smoothly integrate new and/or upgraded production equipment with its existing production operations. Revenues from the sale of tickets, cooperative services, hardware and software development may be recognized based upon ticket shipments, a percentage of the lottery's sales to the public, a contracted price, a license agreement or any applicable combination of the foregoing. Accordingly, quarter to quarter fluctuations in revenues may be expected. Additionally, circumstances encountered in international markets, including the substantial amount of time involved in bidding on an international contract, the evaluation of such bid and the resultant contract award or rejection may vary significantly from that originally anticipated when the bid is prepared. All of these factors may make it difficult to forecast revenues and expenditures related to the Company's operations over extended periods and can result in fluctuations in the Company's quarterly financial results.

         The Company's domestic lottery contracts typically have an initial term of from one to three years and usually provide the customer with options to extend the contract one or more times under the same, or mutually agreeable, terms and conditions for additional periods generally ranging from one to three years. The Company's international instant lottery contracts are less likely to have firm contract periods and, historically, international lottery ticket customers have sought competitive bids for such contracts more frequently. The Company's customers have exercised extension options in the Company's domestic instant lottery contracts a majority of the time. Upon the expiration of a contract (including any extensions which may have been exercised), lottery authorities often award new contracts through a competitive procurement process. During any quarter, some lottery contract is typically expiring and/or reaching an optional extension date.

         During 1997, the Company has had or will have two domestic contracts which will expire due to having no further extensions available and its competitors have had or will have six domestic contracts which will not be extended or will expire. New contracts for these states have been or will be awarded through a competitive procurement process in which the Company has or will participate. Management estimates that the Company's customers as of January 1, 1997 with expiring contracts during 1997 represent approximately 3% of total U.S. retail lottery sales in 1996, and that competitors' expiring contracts represent aggregate customers' retail sales equaling approximately 26% of the total U.S. retail sales in 1996. It should be noted that the percentage of retail sales attributable to any particular customer contract held by the Company or its competitors is not necessarily indicative of the impact on the Company's operations and revenue which may occur as a result of the Company retaining or obtaining any particular contract. Furthermore, customers of the Company or its competitors may seek to renegotiate the terms of existing contracts, usually in connection with extensions of such contracts.

         To date in 1997, the Company has been awarded the Pennsylvania Lottery contract, which was formerly held by a competitor of the Company. The Pennsylvania contract will include, in addition to instant lottery tickets, marketing and operations support, ticket warehousing, inventory control and ticket distribution. The Company also received a five year extension by the Georgia Lottery commencing June 1998 for its current cooperative services contract which would have expired in June 1998. The extension was negotiated in lieu of a re-bid of the contract. Additionally, the South Dakota State Lottery extended the Company's instant ticket and related product services contract, which was scheduled to expire in June 1997, through June 1998. The Washington State Lottery has also extended its instant ticket contract, which was scheduled to expire June 1997, through May 1998. The Company was not the successful bidder for contracts with the Texas Lottery which were re-awarded to a competitor.

         Additionally, in January 1997 the Company was awarded a 5-year contract by the Virginia Lottery to provide software and hardware for a new automated ticket redemption system. The contract includes installation of approximately 6,000 units of the Company's new SciScan Technology(R) keyless validation terminals as well as the provision of software to interface with the Lottery's existing instant ticket software system, and the provision of automated administration and ticket validation support. The Company was also re-awarded approximately 60% of the instant ticket business for the New Mexico Lottery.

         Management anticipates that lottery contracts awarded or re-awarded to the Company in 1997 and the orders thereunder will have lower equivalent prices than charged in the previous contracts. The profit margin impact associated with the potential equivalent lower prices will be dependent upon what offset the level of orders from new and existing customers, productions efficiencies and other economies of scale may provide. While Scientific Games has frequently been awarded new contracts when its prior domestic contracts and extensions have expired, there can be no assurance, however, that any of the Company's contracts will be extended or that it will be awarded new contracts as a result of competitive procurement processes in the future. Nor can any assurances be given with respect to the Company's ability to offset, in whole or in part, the effects of any intensified price competition.

         In April 1997, the Company purchased Tele Control, an on-line lottery and transaction processing company located in Vienna, Austria, from Autotote Corporation. The purchase price was $26.6 million and was accounted for under the purchase method of accounting. TeleControl develops and markets specific computer software for long-distance data transmission which is mainly used for on-line lotteries and betting-systems as well as by banks and credit card companies. Software developed by TeleControl is used by lotteries in Austria, Switzerland, The Netherlands and Germany. On July 18, 1997 the Company announced contracts with the lottery of the German state of Mechlenburg-Vorpommern, the Dutch State Lottery and the German national horse racing betting operator. These contracts are for supplying hardware, software and a range of support systems. These contracts have a combined revenue value of approximately $4.4 million to the Company. The Company has plans to re-enter into the on-line lottery business and plans to market world-wide an on-line and related system based on the TeleControl system.

         As previously announced, on May 19, 1997 the Board of Directors approved the purchase in the open market over twelve months of up to 15% or approximately 1.8 million shares of the Company's common stock. The Company currently has approximately 11.9 million outstanding shares of common stock.



RESULTS OF OPERATIONS

Three-month period ended June 30, 1997 compared to three-month period ended June 30, 1996.

         Revenues for the three-month period ended June 30, 1997 increased $12.9 million, or 34.5% over the revenues for the three-month period ended June 30, 1996. The increase was primarily due to revenues of $6.6 million from Scientific Games International Limited (SGIL) which was acquired in October 1996 and $7.3 million from TeleControl which was acquired in April, 1997. (Refer to the Company's 10-K for the year ended December 31, 1996 for a description of the SGIL acquisition and to Note 4 of the Notes to Consolidated Condensed Financial Statements for a description of the TeleControl acquisition.)

         Gross margins decreased to 38.7% for the three-month period ended June 30, 1997 from 42.0% for the three-month period ended June 30, 1996. The decrease was due primarily to lower margins at SGIL and lower margins resulting from new contracts and renewals of existing contracts over the last twelve months.

         Selling, general and administrative (SG&A) expenses increased $1.9 million for the three-month period of 1997 over the same period of 1996. SG&A expenses increased as a percentage of revenues to 13.0% from 12.2%. The dollar increase was due primarily to the additional SG&A costs of SGIL and TeleControl and increased costs associated with higher salaries and benefits relating to sales and marketing activities and administration.

         Depreciation and amortization increased for the three-month period ended June 30, 1997 by 41.0% or $902,000 over the comparable period of 1996 due primarily to the amortization of intangible assets acquired as part of the acquisition of SGIL and TeleControl, as well as depreciation of plant equipment acquired as part of the acquisition of SGIL.

         The Company recognized a one-time write-off of $10.1 million for in-process research and development acquired in connection with the April 15, 1997 acquisition of TeleControl. Management believes this write-off is consistent with accounting practices related to other technology-based acquisitions. In addition, the Company discontinued its Charity pull-tab ticket product line. A one-time write-off of $4.0 million (pre-tax) was recognized for the anticipated losses from disposition of assets. The Company's lottery pull-tab ticket production operations are unaffected by such write-off.

         Interest income for the three-month period ended June 30, 1997 decreased $185,000 compared to the three-month period ended June 30, 1996 due to the decrease in cash and cash equivalents. The ending balances in cash and cash equivalents decreased by $28.3 million to $6.3 million. The decrease was due to the acquisition of businesses and the repurchase of the Company's common stock during the twelve months ending June 30, 1997.

         Interest expense for the three-month period ended June 30, 1997 increased $207,000 from the three-month period ended June 30, 1996. The increase was due to the increase in the balance outstanding under the Company's revolving line of credit compared to the prior period.

         Income tax expense decreased in the period ended June 30, 1997 as compared to the same three-month period of 1996 by $1.6 million due to a decrease in pre-tax earnings. The effective tax rate for the three month periods ended June 30, 1997 and June 30, 1996, before the one-time write-off of in-process research and development discussed earlier, was 39.7% and 40.1%, respectively.

         Net loss for the three-month period ended June 30, 1997 was $6.7 million compared to net earnings of $5.8 million for the period ended June 30, 1996. The decrease in net earnings was due to the write-offs discussed earlier. Net earnings without these one-time write-offs would have been $5.8 million for the quarter ended June 30, 1997.

         The loss per common share for the three-month period ended June 30, 1997, was 53 cents per share compared to net earnings of 42 cents per share for the same period in 1996. The decrease in earnings per share was due to the write-offs discussed earlier. Earnings per share without the one-time write-offs would have been 47 cents for the quarter ended June 30, 1997. The percentage increase in earnings per share without the one-time write-offs was higher than the percentage increase in net earnings due to a decrease in the weighted average number of outstanding shares and share equivalents from 13.7 million to
12.6 million.

Six-Month period ended June 30, 1997 compared to six-month period ended June 30, 1996.

         Revenues for the six-month period ended June 30, 1997 increased $32.0 million, or 49.8% compared to revenues for the six-month period ended June 30, 1996. The increase was primarily due to the acquisitions of SGIL and TeleControl, which contributed $13.3 million and $7.3 million, respectively. In addition, revenues attributable to domestic and non-SGIL international customers increased $7.4 million and $4.0 million, respectively.

         The increase in revenue from such domestic and international customers was primarily in the first quarter of 1997. Although the Company's operating results can vary significantly from period to period, management believes the decline in the Company's revenues for the first quarter of 1996 was related to customer inventory adjustments and a transition in marketing strategy on the part of a number of customers.

         Accordingly, management believes the events of the first quarter of 1996 did not reflect a fundamental change in the Company's business in particular, or the lottery industry in general, although it is expected that new contracts with either new or existing customers will be subject to strong price competition.

         Gross margins increased to 38.0% for the six-month period ended June 30, 1997 from 37.7% for the six-month period ended June 30, 1996. The increase was due primarily to the gain of gross profits related to the increase in revenues as described above, partially offset by lower margins from SGIL.

         SG&A expenses increased $3.3 million for the six-month period of 1997 over the same period of 1996. These expenses decreased as a percentage of revenue to 12.3% from 13.3%. The dollar increase was due primarily to the acquisition of SGIL and TeleControl. The percentage decrease was due to higher revenues in the six-month period ended June 30, 1997 as compared to the same period in 1996, offset by a dollar increase in SG&A expenses.

         Depreciation and amortization expenses increased for the six-month period ended June 30, 1997 by 30.6% or $1.3 million over the comparable period of 1996. The increase was due to the amortization of intangibles associated with the acquisition of SGIL and TeleControl, as well as depreciation of plant equipment from SGIL.

         Interest income for the six-month period ended June 30, 1997 declined $366,000 from the six-month period ended June 30, 1996 due to a decrease in cash and cash equivalents. Interest expense increased $241,000 because of a higher balance on the company's revolving line of credit. Both the decrease in cash and increase in borrowings was due to the acquisition of businesses and the repurchase of the Company's common stock during the twelve months ended June 30,1997. Gains on foreign currency decreased by $268,000, due mainly to activity related to the Company's potential acquisition of Opax International during the first six months of 1996, as well as net foreign currency gains related to non-U.S. dollar transactions.

         Net loss for the six-month period ended June 30, 1997 was $1.2 million compared to net income of $7.3 million for the period ended June 30, 1996. Net income for the six month period ended June 30, 1997, without the one-time write-offs of in-process research and development associated with the acquisition of TeleControl and the Charity pull-tab product line, was $11.3 million. The effective tax rate for the six-month periods ended June 30, 1997 and June 30, 1996, before the one-time write-off of in-process research and development, was 40.3% and 40.1%, respectively.

         Earnings per common share for the six-month period ended June 30, 1997, was a loss of 9 cents per share compared to 53 cents per share for the same period in 1996. Earnings per share for the six months ended June 30, 1997, prior to the one-time write-offs discussed earlier, was 90 cents per share. The 69.8% increase in earnings per share prior to the one-time write-offs was due to a 54.9% increase in net earnings. The weighted average shares decreased from 13.7 million to 12.6 million.




LIQUIDITY AND CAPITAL RESOURCES

JUNE 30, 1997 VERSUS JUNE 30, 1996

         For the six-month period ended June 30, 1997, net cash provided by operating activities increased $7.0 million, to $16.9 million from $9.9 million for the comparable period in 1996. The increase was due primarily to a decrease in working capital partially offset by a decline in net income. The decline in working capital was mostly attributable to a decline in the growth in accounts receivable and other assets partially offset by a decline in accounts payable.

         Purchases of property and equipment for the six-month period ended June 30, 1997 were higher by $5.5 million as compared to the same period in 1996. The Company purchased TeleControl in April 1997 for $26.6 million primarily through borrowing under the Company's credit facility.

         In December 1996, the Company entered into a new $80 million, three-year revolving credit facility ("the Bank Credit Agreement") with two one-year extension options with the consent of the lenders. The Bank Credit Agreement offers borrowing rate options under prime rate, London Interbank Offered Rate ("LIBOR") or Interbank Offered Rate ("IBOR"), plus or minus an applicable margin depending on the type of borrowing and the Company's debt to total capitalization ratio, a certain fixed charge ratio, the imposition of liens on assets, and asset sales.

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

         The Company expects that its cash balance, cash flows from operations and the availability of funds from its Bank Credit Agreement should permit it to meet anticipated capital expenditures, working capital and fund future growth as new business opportunities arise.


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


Item 2.  CHANGES IN SECURITIES

     None


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

                  #3.2 Certificate of Designation of Series A Participating Cumulative Preferred Stock, as filed with the Delaware Secretary of State on July 31, 1997, incorporated by reference from the Company's Form 8-A/A for its Series A Participating Cumulative Preferred Stock filed with the Commission on August 6, 1997.

                  #10.47   Amended and Restated Directors Stock Option Plan

                  #11      Computation of Per Share Earnings

                  #27      Financial Data Schedule (for SEC use only)


         (b)      Reports on Form 8-K

                  On June 30, 1997 a report on Form 8-K was filed with respect to the previously reported acquisition of TeleControl to report the consummation of such acquisition and to file certain financial statements and pro forma financial information with respect thereto.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SCIENTIFIC GAMES HOLDINGS CORP.




Date:  August 14, 1997              By:   /s/WILLIAM G. MALLOY
                                          ----------------------------
                                            William G. Malloy
                                            President and
                                            Chief Executive Officer


Date:  August 14, 1997              By:   /s/CLIFF O. BICKELL
                                          -----------------------------
                                            Cliff O. Bickell
                                            Vice President, Treasurer,
                                            and Chief Financial Officer