Form 10-Q
period 1997-09-30
SCIENTIFIC GAMES HOLDINGS CORP
filed 1997-11-14
CIK 880174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1997
                               ------------------------------------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------     -------------

                        Commission file number 000-22298
                                               ---------

                         Scientific Games Holdings Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                     58-1943521
--------------------------------------------------------------------------------
(State or other jurisdiction of               (IRS identification no.)
   employer)

1500 Bluegrass Lakes Parkway, Alpharetta, Georgia    30004
--------------------------------------------------------------
(Address of principal executive offices)            (Zip code)


Registrant's telephone number, including area code (770) 664-3700
                                                   ------------------

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

                                    Yes  X            No
                                        --------          --------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check [X] whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                    Yes               No
                                        --------         ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,875,561 shares of Common Stock, $.001 par value per share, as of November 4, 1997.

                         PART I - FINANCIAL INFORMATION

                                                                    Page No.
                                                                    --------

Item 1.   Consolidated Condensed Financial Statements

          Consolidated Condensed Balance Sheets
               September 30, 1997 and December 31, 1996..................4

          Consolidated Condensed Statements of Income
               Three-month period ended September 30, 1997
               and September 30, 1996
               Nine-month period ended September 30, 1997
               and September 30, 1996....................................5

          Consolidated Condensed Statements of Cash Flows
               Nine-month period ended September 30, 1997
               and September 30, 1996....................................6

          Notes to Consolidated Condensed Financial Statements...........7


Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................10


                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.............................................17

Item 2.   Changes in Securities.........................................17

Item 4.   Submissions of Matters to a Vote of Security Holders..........17

Item 6.   Exhibits and Reports on Form 8-K..............................18

SIGNATURES..............................................................18

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         SCIENTIFIC GAMES HOLDINGS CORP.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In Thousands except share data)


                                                                    September 30,        December 31,
                                                                        1997                 1996
                                                                    -------------        --------------
                                              ASSETS                 (unaudited)              (1)

CURRENT ASSETS:
  Cash and cash equivalents ................................          $   2,319           $   6,252
  Trade receivables ........................................             32,029              27,045
  Inventories ..............................................             12,299              11,290
  Prepaid expenses and other current assets ................              2,315               1,547
  Deferred income tax benefit ..............................              2,611               1,254
                                                                      ---------           ---------
         Total current assets ..............................             51,573              47,388

PROPERTY AND EQUIPMENT, AT COST:
  Land .....................................................              2,521               2,521
  Buildings ................................................             11,662              11,719
  Production and other equipment ...........................             87,669              69,806
  Construction-in-Progress .................................              3,277                 994
                                                                      ---------           ---------
                                                                        105,129              85,040
  Less accumulated depreciation and amortization ...........             42,556              33,029
                                                                      ---------           ---------
                                                                         62,573              52,011
OTHER ASSETS:
  Goodwill, net of amortization ............................             34,587              23,921
  Other assets .............................................             12,465               4,209
                                                                      ---------           ---------
                                                                      $ 161,198           $ 127,529
                                                                      =========           =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .........................................          $   5,898           $   8,280
  Accrued liabilities ......................................             27,301              14,319
  Income taxes payable .....................................              3,825               2,854
                                                                      ---------           ---------
        Total current liabilities ..........................             37,024              25,453

LONG-TERM LIABILITIES:
  Credit facility ..........................................             27,165               3,984
  Other long-term liabilities ..............................                806                 745
  Deferred income taxes payable ............................              3,360               3,558
                                                                      ---------           ---------
        Total long-term liabilities ........................             31,331               8,287
                                                                      ---------           ---------

STOCKHOLDERS' EQUITY:
  Common stock par value $.001 per share:
    shares authorized: 25,750,000;
    issued and outstanding shares: 11,874,878 at September
    30, 1997 and 12,158,362 at December 31, 1996 ...........                 12                  12
  Additional paid-in capital ...............................             57,526              56,486
  Retained earnings ........................................             34,749              36,671
                                                                      ---------           ---------
                                                                         92,287              93,169
  Less notes receivable from officers for the sale
    of common stock ........................................                (71)                (71)
  Cumulative foreign currency translation adjustment .......                627                 691
                                                                      ---------           ---------
         Total stockholders' equity ........................             92,843              93,789
                                                                      ---------           ---------
                                                                      $ 161,198           $ 127,529
                                                                      =========           =========

(1) Derived from audited financial statements

    See accompanying notes.

                         SCIENTIFIC GAMES HOLDINGS CORP.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In Thousands except per share data)
                                   (Unaudited)



                                                  Three-month period           Nine-month period
                                                  ended September 30,          ended September 30,
                                                  1997           1996          1997          1996
                                                  ----           ----          ----          ----

Revenues .................................      $ 50,669       $ 38,210      $146,792      $102,363
Cost of revenues excluding
  depreciation and  amortization .........        33,026         22,752        92,658        62,701
                                                --------       --------      --------      --------
                                                  17,643         15,458        54,134        39,662

S, G & A expenses excluding
  depreciation and amortization ..........         6,267          3,968        18,115        12,527
                                                --------       --------      --------      --------



Depreciation and amortization ............         3,705          2,130         9,412         6,500
                                                --------       --------      --------      --------
                                                   7,671          9,360        26,607        20,635

In-process R&D write-off .................             0              0        10,102             0

Pull-tab business write-off (credit) .....          (624)             0         3,376             0
                                                --------       --------      --------      --------




Interest income ..........................            73            209           287           789
Gain/(Loss) on foreign currency ..........           (77)           274            51           670
Interest expense .........................           368             14           640            45
                                                --------       --------      --------      --------

Earnings before income taxes .............         7,923          9,829        12,827        22,049

Income tax expense .......................         2,893          3,935         8,963         8,835
                                                --------       --------      --------      --------

Net earnings .............................         5,030       $  5,894      $  3,864      $ 13,214
                                                ========       ========      ========      ========

Earnings per common share ................      $    .41       $    .45      $    .31      $   0.98
                                                ========       ========      ========      ========

Weighted average number of
  common and common equivalent
  shares outstanding .....................        12,287         12,991        12,482        13,493
                                                ========       ========      ========      ========


See accompanying notes.

                         SCIENTIFIC GAMES HOLDINGS CORP.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (unaudited)





                                                                    Nine-month period
                                                                   ended September 30,

                                                                   1997           1996
                                                                   ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings ..........................................      $  3,864       $ 13,214
   Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
         Depreciation ....................................         7,492          6,252
         Amortization of intangibles .....................         1,920            248
         Gain/(loss) on disposal of property and equipment          (112)             5
         Stock compensation expense ......................           995          2,154
         Other ...........................................            66              0
         Deferred taxes ..................................        (4,453)             0
         Changes in operating assets and liabilities:
            Accounts receivable ..........................          (878)        (4,910)
            Inventories ..................................         1,454         (2,916)
            Prepaid expenses and other assets ............         3,831           (314)
            Accounts payable .............................        (6,901)        (1,085)
            Accrued liabilities ..........................         9,989           (257)
            Income taxes payable .........................           984          2,260
                                                                --------       --------
     Net cash provided by operating activities ...........        18,251         14,651

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of property and equipment .........            75             45
   Purchases of property and equipment ...................       (14,051)        (2,669)
   Acquisitions of businesses net of cash acquired .......       (24,921)             0
                                                                --------       --------
     Net cash used in investing activities ...............       (38,897)        (2,624)


CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on notes receivable ..........................            16             28
   Borrowings under credit facility ......................        30,360              0
   Proceeds from long term debt ..........................             0          8,000
   Repayment of debt .....................................        (7,826)             0
   Payments on capital lease obligation ..................           (92)          (444)
   Repurchase of common stock ............................        (5,787)       (23,408)
   Proceeds of exercise of common stock options ..........            42              0
                                                                --------       --------
     Net cash provided by (used) in financing activities .        16,713        (15,824)
                                                                --------       --------


NET DECREASE IN CASH AND CASH EQUIVALENTS ................        (3,933)        (3,797)
CASH AND CASH EQUIVALENTS, beginning of period ...........         6,252         26,415
                                                                --------       --------
CASH AND CASH EQUIVALENTS, end of period .................      $  2,319       $ 22,618
                                                                ========       ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest ................................      $    461       $     47
                                                                ========       ========




See accompanying notes.

                         SCIENTIFIC GAMES HOLDINGS CORP.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (unaudited)



1.       Basis of Presentation

              The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statement disclosures contained in the Company's 1996 Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments considered necessary for a fair presentation (which were of a normal, recurring nature) have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

2.       Inventories

              Inventories consist principally of lottery tickets and materials related to their production, which are valued at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

                                         September 30,  December 31,
                                             1997           1996
                                         -------------  ------------
                                               (In Thousands)

            Finished goods ..........      $ 5,932        $ 4,684
            Work-in-process .........        2,340          2,468
            Raw materials ...........        4,027          4,138
                                           -------        -------
                                           $12,299        $11,290
                                           =======        =======

3.       Contingencies

              Refer to the Company's Form 10-K for the year ended December 31, 1996 for a description of pending legal proceedings, with respect to which there have been no material developments since such date, except that Ecosalud filed a notice of appeal on April 16, 1997 to appeal the judgment entered in favor of Scientific Games Inc. in the Georgia Litigation described in such Item 3 of such Form 10-K. The appeal is pending.

4.       Acquisition

              On April 15, 1997, the Company completed its stock acquisition of Tele Control Kommunikations- Und Computersysteme Aktiengesellschaft (hereafter referred to as "SG Austria"), an on-line lottery and transaction company located in Vienna, Austria, from Autotote

         Corporation. The purchase price was $26.6 million including a post closing $1.7 million valuation adjustment paid to Autotote with SG Austria's acquired cash. The purchase was accounted for under the purchase method of accounting. The purchase price was allocated to approximately $5.1 million of net assets and to a one-time write-off of $10.1 million in connection with in-process research and development costs, with the remainder allocated to goodwill to be amortized over 15 years.

              The following table summarizes the Company's estimated pro forma results of operations as if the purchase of SG Austria and Scientific Games International Limited ("SGIL") (collectively known as the "International Acquisitions") occurred on January 1, 1996 (refer to the Company's 10-K for the year ended December 31, 1996 for a description of the SGIL acquisition).

                                                       Nine-month period
                                                      ended September 30,
         (In thousands, except per share amounts)   1997               1996
         ----------------------------------------------------------------------
         Revenues                                   $149,561           $141,885
         Net earnings                                  3,633             13,542
         Earnings per common share                  $   0.29           $   1.00


              The pro forma results presented above include adjustments to reflect interest expense on borrowings for the acquisitions, amortization of assets acquired including intangibles, certain management expenses related to the Company's combined operations, the $10.1 million in-process R&D write-off, lease expense for a building owned by the former owner of SGIL which was not purchased as part of the acquisition and the income tax effect of such pro forma adjustments and income taxes on earnings. The pro forma adjustments are based upon an allocation of the purchase price.

              These pro forma unaudited results of operations do not purport to represent what the Company's actual results of operations would have been if the International Acquisitions had occurred on January 1, 1996, and should not serve as a forecast of the Company's operating results for any future periods. The pro forma adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time. However, the full impact of potential cost savings has not been reflected in the pro forma results presented above, although there can be no assurances such cost savings will be achieved.

  5.      Discontinued Business Line

              In July 1997, the Company discontinued its Charity pull-tab ticket business line which was produced and distributed by its subsidiary GameTec Inc ("GameTec"). The Company continued to produce pull-tab tickets for its state lottery customers until such time as alternate production facilities could be arranged for these customers. A one-time write-off of $4.0 million (pre-tax) was recognized for the disposition of the assets of this business line in the quarter ended June 30, 1997. In October 1997, the Company sold substantially all of the assets of GameTec to International Gamco, Inc. ("Gamco"). This write-off was recognized following the Company's decision to redeploy its resources and focus on the higher margin on-line and instant ticket lottery markets.

         The Company anticipates the ultimate write-off resulting from the sale of assets to Gamco will be less than originally anticipated and has reduced the $4.0 million write-off by $624,000 (pre-tax) in the quarter ended September 30, 1997.

              The Company also entered into a three year extendible marketing agreement with Gamco to provide marketing and related services to state lotteries for pull-tab tickets printed by Gamco. The Company will continue to provide pull-tab tickets to its lottery customers through the marketing agreement. Management does not believe an additional write-off will be necessary due to this disposition, and it is not expected to have a material effect on the Company's performance.

 6.      New Accounting Pronouncements

              In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact will increase primary earnings per share $0.01 to $0.42 per share for the third quarter ended September 30, 1997 and $0.02 to $0.47 per share for the third quarter ended September 30, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

              In October 1997, AcSEC issued Statement of Position (SOP) 97-2, Software Revenue Recognition, that supersedes SOP 91-1. The SOP provides revised and expanded guidance on software revenue recognition and applies to all entities that earn revenue from licensing, selling or otherwise marketing computer software. The existing requirements for distinguishing between significant and insignificant vendor obligations as a basis for recognizing revenue are replaced by a framework to recognize revenue for each element (e.g., additional software products, upgrades, and enhancements) in a software licensing arrangement when it meets specified criteria. While the Company had not completely analyzed SOP 97-2, management does not believe this SOP will have a significant effect on the Company's present revenue recognition methods. The SOP is effective for transactions entered into in fiscal years beginning after December 15, 1997.

                         SCIENTIFIC GAMES HOLDINGS CORP.

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.

General

    The Company's revenues are primarily generated from the sale of instant tickets to lotteries and promotional (commercial) customers, from the provision of cooperative services, instant ticket hardware and software system development and services, on-line lottery hardware and software systems and from the sale of pull-tab lottery tickets. Instant and pull-tab revenues are generally based on a price per 1,000 tickets. Revenues from cooperative services, instant tickets and hardware and software development may be based on a percentage of the lottery's sales to the public, a contracted price, a license agreement, a lease agreement or any applicable combination of the foregoing. Current on-line revenues are generated from the sale of hardware and software to lotteries as well as support and maintenance contracts on the on-line systems.

    The Company's operating results may vary significantly from period to period. Revenues and capital expenditures can be difficult to forecast because the Company's sales cycle may vary and depend upon factors such as the size and timing of awarded contracts, changes in customer budgets, ticket inventory position, lottery retail sales and general economic conditions. Contracts with governmental entities operating newly authorized instant lotteries tend to generate higher levels of ticket sales in the initial months. All of the Company's domestic lottery contracts currently are with jurisdictions whose lotteries have been in operation at least one year. Operating results may be affected by the working capital requirements associated with preparing facilities and equipment, establishing a distribution system and printing tickets for a recently awarded contract, and by the amount of time elapsing between the contract award and the receipt and/or recognition of revenues from the sale of instant lottery tickets. In addition, new cooperative services customers may require additional resources and infrastructures that may be required to be constructed before revenues are realized. Operating results may also be affected by the utilization of overtime labor and the Company's ability to smoothly integrate new and/or upgraded production equipment with its existing production operations. Revenues from the sale of tickets, cooperative services, hardware and software development may be recognized based upon ticket shipments, a percentage of the lottery's sales to the public, a contracted price, a license agreement, an equipment lease agreement or any applicable combination of the foregoing. Lottery revenues and particular product sales to lotteries may vary in a quarter causing fluctuations in the Company's revenue from quarter to quarter. Additionally, circumstances encountered in international markets, including the substantial amount of time involved in bidding on an international contract, the evaluation of such bid and the resultant contract award or rejection may vary significantly from that originally anticipated when the bid is prepared. All of these factors may make it difficult to forecast revenues and expenditures related to the Company's operations over extended periods and can result in fluctuations in the Company's quarterly financial results.

    The Company's domestic lottery contracts typically have an initial term from one to three years and usually provide the customer with options to extend the contract one or more times under the same, or mutually agreeable, terms and conditions for additional periods generally ranging from one to three years. The Company's international lottery contracts are less likely to have firm contract periods and, historically, international lottery ticket customers have sought competitive bids for such contracts more frequently. The Company's customers have exercised extension options in the Company's domestic instant lottery contracts a majority of the time. Upon the expiration of a contract (including any extensions which may have been exercised), lottery authorities often award new contracts through a competitive procurement process. During any quarter, some lottery contract is typically expiring and/or reaching an optional extension date.

    To date in 1997, the Company has been awarded two new instant ticket or cooperative service contracts and received six renewals of existing contracts. The Company has been awarded the Pennsylvania Lottery contract, which was formerly held by a competitor of the Company. This contract includes, in addition to instant lottery tickets, marketing and operations support, ticket warehousing, inventory control and ticket distribution. The Company also received a five year extension from the Georgia Lottery commencing June 1998 for its current cooperative services contract which would have expired in June 1998. The extension was negotiated in lieu of a re-bid of the contract. Additionally, the South Dakota State Lottery extended the Company's instant ticket and related product services contract, which was scheduled to expire in June 1997, through June 1998. The Washington State Lottery has also extended its instant ticket contract, which was scheduled to expire June 1997, through May 1998. The Company was awarded a two-year contract for the Kentucky Lottery instant tickets commencing October 1997. The Company was awarded the Hoosier Lottery (State of Indiana), and execution of the contract is pending. Delaware and Wisconsin also extended their contracts with the Company. Bids have been submitted to the Arizona Lottery to produce its instant tickets and a decision is still pending. The Company does not believe the loss of the Arizona contract, in the event the Company is not successful in its bid for re-award, would have a material effect on revenue. The Company also was re-awarded approximately 60% of the instant ticket business for the New Mexico Lottery.

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

    In April 1997, the Company purchased SG Austria, an on-line lottery and transaction processing company located in Vienna, Austria, from Autotote Corporation. The purchase price was $26.6 million including a post closing $1.7 million valuation adjustment paid to Autotote with SG Austria's acquired cash. The purchase was accounted for under the purchase method of accounting. SG Austria develops and markets specific computer software for long-distance data transmission which is mainly used for on-line lotteries and betting-systems as well as by banks and credit card companies. Software developed by SG Austria is used by lotteries in Austria, Switzerland, The Netherlands and Germany. On July 18, 1997 the Company announced contracts with the lottery of the German state of Mechlenburg-Vorpommern, the Dutch State Lottery and the German national horse racing betting operator. These contracts are for supplying hardware, software and a range of support systems. These contracts have a combined revenue value of approximately $4.4 million to the Company. The purchase of SG Austria positions the Company to re-enter the on-line lottery business. The Company has begun to market, on a global scale, an on-line and related system based on the SG Austria system.

    As previously announced, on May 19, 1997 the Board of Directors approved the purchase in the open market over twelve months of up to 15% or approximately 1.8 million shares of the Company's common stock. The Company currently has approximately 11.9 million outstanding shares of common stock. During the nine-months ended September 30, 1997, the Company has purchased 302,000 shares at a purchase price of approximately $5.8 million.

Results of Operations

Three-month period ended September 30, 1997 compared to three-month period ended September 30, 1996.

    Revenues for the three-month period ended September 30, 1997 increased $12.5 million, or 32.7% over the revenues for the three-month period ended September 30, 1996. The increase was primarily due to revenues of $9.9 million from the operations of the International Acquisitions. (Refer to the Company's 10-K for the year ended December 31, 1996 for a description of the SGIL acquisition and to Note 4 of the Notes to Consolidated Condensed Financial Statements for a description of the SG Austria acquisition).

    Gross margins decreased to 34.8% for the three-month period ended September 30, 1997 from 40.5% for the three-month period ended September 30, 1996. The decrease was due primarily to lower sales volume to certain customers and lower sales prices resulting from new contracts and renewals of existing contracts over the last twelve months. The lower sales prices are a result of competitive pressures on the industry. In addition, the Company did not acquire SGIL until the beginning of the fourth quarter of 1996, the effect of SGIL's lower gross margins are included in the three-months ended September 30, 1997 and not the three-months ended September 30, 1996.

    Selling, general and administrative (SG&A) expenses increased $2.3 million, or 57.9% for the three-month period ended September 30, 1997 compared to the three-month period ended September 30, 1996. SG&A expenses increased as a percentage of revenues to 12.4% from 10.4%. The dollar increase was due primarily to the additional costs associated with the operations of the International Acquisitions, additional personnel costs and increased sales and marketing activities. The percentage of revenue increase is attributable to the Company experiencing higher SG&A costs as a percentage of revenue in the three-month period ended September 30, 1997 at both SGIL and SG Austria compared to the Company's SG&A expenses experienced in prior periods before the International Acquisitions.

    Depreciation and amortization increased $1.6 million, or 73.9% for the three-month period ended September 30, 1997 compared to the three-month period ended September 30, 1996. The increase was due primarily to the amortization of intangible assets acquired as part of the International Acquisitions, as well as depreciation of plant equipment acquired as part of the acquisition of SGIL and depreciation from additional fixed assets purchased during the nine-months ended September 30, 1997.

    A one-time write-off of $4.0 million (pre-tax) was recognized in the quarter ended June 30, 1997, for the anticipated losses from the disposition of assets of the Company's discontinued Charity pull-tab ticket business line. In July 1997, the Company discontinued its charity pull-tab ticket business line. Subsequent to the end of the quarter, the Company decided to sell its pull-tab business assets and is subcontracting the manufacture of pull-tab tickets for its lottery customers to the purchaser of such assets and anticipates the write-off associated with the discontinuance of such assets will be less than originally anticipated. In anticipation of the sale of such assets subsequent to the end of the fiscal quarter, the Company reduced the $4.0 million write-off by $624,000 (pre-tax) in the quarter ending September 30, 1997 (Refer to Note 5 of the Notes to the Consolidated Condensed Financial Statements).

    Interest income for the three-month period ended September 30, 1997 decreased $136,000, or 65.1% compared to the three-month period ended September 30, 1996 The ending balances in cash and cash equivalents decreased by $20.3 million to $2.3 million. The Company primarily used this cash to fund the purchase of the International Acquisitions, purchase additional fixed assets and repurchase shares of the Company's common stock during the nine months ending September 30, 1997.

    A loss of $77,000 on foreign currency was realized in the three-month period ended September 30, 1997 compared to a gain of $244,000 in the three-month period ended September 30, 1996. The loss was due mainly to net foreign currency losses related to non-U.S. dollar transactions.

    Interest expense for the three-month period ended September 30, 1997 increased $354,000 or 2,528.6% compared to the three-month period ended September 30, 1996. The increase in interest expense was due to borrowings to fund the International Acquisitions, purchase additional fixed assets and repurchase shares of the Company's common stock during the twelve months ended September 30, 1997.

    Income tax expense decreased $1.0 million, or 26.5% for the three-month period ended September 30, 1997 as compared to the same three-month period ended September 30, 1996 due to a decrease in pre-tax earnings. The effective tax rate for the three month periods ended September 30, 1997 and September 30, 1996 was 36.5% and 40.0%, respectively.

    As a result of the foregoing, net earnings decreased $864,000, or 14.7% to $5.0 million in the three-month period ended September 30, 1997 from $5.9 million for the three-month period ended September 30, 1996.

    Earnings per common share for the three-month period ended September 30, 1997, was 41 cents per share compared to net earnings of 45 cents per share for the same period in 1996.

Nine-Month period ended September 30, 1997 compared to nine-month period ended September 30, 1996.

    Revenues for the nine-month period ended September 30, 1997 increased $44.4 million, or 43.4% compared to revenues for the nine-month period ended
September 30, 1996. The increase was primarily due to revenue generated from the International Acquisitions, which contributed $30.5 million. In addition, revenues attributable to domestic and non-SGIL international customers increased $9.1 million and $4.8 million, respectively.

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

    Gross margins decreased to 36.9% for the nine-month period ended September 30, 1997 from 38.7% for the nine-month period ended September 30, 1996. The decrease was due primarily to lower sales prices resulting from new contracts and renewals of existing contracts over the last twelve months. The lower sales prices are a result of competitive pressures on the industry. In addition, the Company did not acquire SGIL until the beginning of the fourth quarter of 1996, the effect of SGIL's lower gross margins are included in the nine-months ended September 30, 1997 and not the nine-months ended September 30, 1996.

    SG&A expenses increased $5.6 million, or 44.6% for the nine-month period ended September 30, 1997 compared to the nine-month ended September 30, 1996. These expenses increased as a percentage of revenue to 12.3% from 12.2%. The dollar increase was due primarily to the additional costs associated with the operations of the International Acquisitions, additional personnel costs and increased sales and marketing activities. The percentage of revenue increase is attributable to the Company experiencing a higher SG&A as a percentage of revenue in the nine-month period ended September 30, 1997 in both SGIL and SG Austria than those the Company has experienced in prior periods without the International Acquisitions.

    Depreciation and amortization expenses increased $2.9 million, or 44.8% for the nine-month period ended September 30, 1997 compared to the nine-month period ended September 30, 1996. The increase was due primarily to the amortization of intangible assets acquired as part of the International Acquisitions, as well as depreciation of plant equipment acquired as part of the acquisition of SGIL and depreciation from additional fixed assets purchased during the nine-months ended September 30, 1997.

    The Company recognized a one-time write-off of $10.1 million for in-process research and development acquired in connection with the April 15, 1997 acquisition of SG Austria. Management believes this write-off is consistent with accounting practices related to other technology-based acquisitions. In addition, the Company discontinued its Charity pull-tab ticket business line. A one-time write-off of $3.4 million, net of $624,000 adjustment (pre-tax) was recognized in the nine-months ended September 30, 1997, for the anticipated losses from disposition of assets of its Lottery and Charity pull-tab ticket business line.(Refer to Note 5 of the Notes to the Consolidated Condensed Financial Statements)

    Interest income for the nine-month period ended September 30, 1997 decreased $502,000 or 63.6% from the nine-month period ended September 30, 1996. The decrease was due to the lower average cash balances during 1997, resulting from the use of cash to fund the International Acquisitions, purchase additional fixed assets and repurchase share of the Company's common stock during the nine months ending September 30, 1997

    Gains on foreign currency decreased by $619,000, or 92.4% due mainly to activity related to the Company's acquisition of SGIL during the first nine months of 1996, as well as net foreign currency gains related to non-U.S. dollar transactions.

    Interest expense for the nine-month period increased $595,000, or 1,322.2% compared to the nine-month period ended September 30, 1996. The increase in interest expense was due to additional borrowings on the Company's credit facility to fund the International Acquisitions, purchase additional fixed assets and repurchase shares of the Company's common stock during the nine months ended September 30, 1997.

    Income tax expense increased $128,000, or 1.5% in the period ended September 30, 1997 as compared to the same nine-month period of 1996 due to an increase in pre-tax earnings related to increased revenues offset by increased expenses. The effective tax rate for the nine month periods ended September 30, 1997 and September 30, 1996, before the one-time write-off of in-process research and development discussed earlier, was 39.2% and 40.0%, respectively.

    As a result of the foregoing, net earnings decreased $9.4 million, or 70.1% to $3.9 million in the nine-month period ended September 30, 1997 from $13.2 million for the nine-month period ended September 30, 1996. Net income for the nine-month period ended September 30, 1997, without the one-time write-offs of in-process research and development associated with the acquisition of SG Austria and disposition of the Charity pull-tab business line, would have been $16.0 million.

    Earnings per common share for the nine-month period ended September 30, 1997, were 31 cents per share compared to 98 cents per share for the same period in 1996. Earnings per share for the nine months ended September 30, 1997, prior to the one-time write-offs discussed earlier, were $1.28 per share. The 30.6% increase in earnings per share prior to the one-time write-offs was due to a 21.0% increase in net earnings before such write-off. The weighted average shares decreased from 13.5 million to 12.5 million.

Liquidity and Capital Resources

Nine-Month period ended September 30, 1997 compared to nine-month period ended September 30, 1996.

    For the nine-month period ended September 30, 1997, net cash provided by operating activities increased $3.5 million to $18.2 million from $14.7 million for the comparable period in 1996. Cash provided by operations was used to fund the purchase of SG Austria, additional property and equipment and to fund working capital requirements.

    Net cash used in investing activities increased $36.3 million from the nine-month period ended September 30, 1996. Purchases of property and equipment for the nine-month period ended September 30, 1997 were higher by $11.4 million compared to the nine-month period ended September 30, 1996. The Company purchased SG Austria in April 1997 for a net purcase price of $24.9 million, financed primarily through borrowing under the Company's Bank Credit Agreement.

    The Company's financing activities provided cash of $16.7 million and used cash of $15.8 million for the nine months ended September 30, 1997 and 1996 respectively. Borrowings under the Company's Bank Credit Agreement were used primarily to fund the repurchase of the Company's common stock and the acquisition of SG Austria (refer to the Company's 10-K for the year ended December 31, 1996 for a description of the Company's Bank Credit Agreement).

    In connection with the October 1, 1991 acquisition of the assets of the Company from Bally Entertainment Corporation ("Bally"), the Company agreed to make an earn out payment (the "Earnout") of up to $5 million on April 30, 1997 if total cumulative earnings before interest, income taxes, depreciation and amortization ("EBITDA") from October 1, 1991 through December 31, 1996 equaled or exceeded $95.4 million. At December 31, 1996, cumulative EBITDA from October 1, 1991 exceeded $95.4 million without any Adjustments as discussed below. Management believes that the Company has competing claims, offsets and other potential adjustments (collectively, "Adjustments") which could reduce the amount ultimately determined to be owed to Bally, if any. However, the effect of such Adjustments cannot be quantified at this time and there can be no assurance that such Adjustments ultimately will affect the timing or amount of any Earnout payments which may be required. The maximum amount payable to Bally has been accrued as additional goodwill and will be amortized over 34.5 years. No Earnout payment has been made.

    The Company believes that funds provided by operations, available borrowings under its Bank Credit Agreement, current amounts of cash and cash equivalents will be sufficient to meet its capital requirements and fund future growth for at least the next 12 months.

Forward-Looking Statements

    This Quarterly Report on Form 10-Q contains certain statements and projections (including statements concerning plans and objectives of management for future operations and services and statements concerning certain revenue expectations), other than those covering historical information, that should be considered forward-looking and subject to certain risks and uncertainties. Such forward-looking statements are based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results might differ materially from the plans envisioned in, or results projected by, those statements if the Company's assumptions prove to be incorrect or for a variety of other reasons, including those relating to factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 under the heading "Forward-Looking Statements." The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.




PART II - OTHER INFORMATION



Item 1.           LEGAL PROCEEDINGS

    Refer to the Company's Form 10-K for the year ended December 31, 1996 for a description of pending legal proceedings, with respect to which there have been no material developments since such date, except that Ecosalud filed a notice of appeal on April 16, 1997 to appeal the judgment entered in favor of Scientific Games Inc., in the Georgia Litigation described in such Item 3 of such Form 10-K. The appeal is pending.

    Although it is not possible to determine the outcome of these proceedings and claims at their current stage, management believes based upon, among other things, the advice of counsel, that the disposition of these matters should not have a material adverse affect on the Company's consolidated financial condition or consolidated results of operations.


Item 2.           CHANGES IN SECURITIES

         None


Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of the Company's shareholders was held on May 16, 1997. At the meeting the following matters were voted upon, with the following results:

1. Election of Directors. The following directors were elected, for terms ending at the annual meeting in the year indicated:

                    Term         Votes       Votes    Votes
Name of Director   Ending      In Favor     Against  Withheld  Abstentions
----------------   ------      --------     -------  --------  -----------
Frank S. Jones      2000      8,632,252      None      None      11,963

Edith K. Manns      2000      8,633,482      None      None      10,733

In addition to the Directors elected above, the Company's Directors whose terms have not expired are William G. Malloy, Paul F. Basler, Mark E. Jennings, Dennis L. Whipple and William F. Behm.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Exhibits

         EXHIBIT NO.                EXHIBIT TITLE
         -----------                -------------
             #11                    Computation of Per Share Earnings

             #27                    Financial Data Schedule (for SEC use
                                    only)

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the third quarter ended September 30, 1997.







                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SCIENTIFIC GAMES HOLDINGS CORP.



Date:  November 13, 1997            By: /s/WILLIAM G. MALLOY
                                        ---------------------------------
                                           William G. Malloy
                                           President and
                                           Chief Executive Officer



Date:  November 13, 1997            By: /s/CLIFF O. BICKELL
                                        ---------------------------------
                                           Cliff O. Bickell
                                           Vice President, Treasurer,
                                           and Chief Financial Officer