Form 10-K405
period 1997-12-31
SCIENTIFIC GAMES HOLDINGS CORP
filed 1998-03-31
CIK 880174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              -------------------

                                    FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                           --------------------------

                        COMMISSION FILE NUMBER 000-22298

                         SCIENTIFIC GAMES HOLDINGS CORP.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                        13-3615274
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

             1500 BLUEGRASS LAKES PARKWAY, ALPHARETTA, GEORGIA 30004
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (770) 664-3700

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $.001 Par Value                    New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No   .
                                             ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Common Stock of the Registrant held by non affiliates of the Registrant on March 23, 1998 was $233,038,061. For the purposes of this response, executive officers and directors are deemed to be affiliates of the Registrant and the holding by non affiliates was computed as 11,472,643 shares.

         The number of shares outstanding of the Registrant's Common Stock as of March 23, 1998 was 12,105,814 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

         The Registrant's proxy statement for its Annual Meeting of Stockholders, to be held May 22, 1998, which will be filed pursuant to Regulation 14A within 120 days of the close of Registrant's fiscal year, is incorporated by reference in answer to Part III of this report but only to the extent indicated in Part III herein. In addition, pages 14 through 35 of Scientific Games Holdings Corp.'s 1997 Annual Report to Stockholders are incorporated by reference in answer to Items 6, 7 and 8 of Part II and Item 14(a) of Part IV of this report.

                                     PART 1

ITEM 1.           BUSINESS

GENERAL

         Scientific Games Holdings Corp. (the "Company" or "Scientific Games") through its wholly owned subsidiaries, principally, Scientific Games Inc. ("SGI"), Scientific Games International, Limited ("SGIL") and Scientific Games Kommunikations - und Computersysteme A.G. ("SG Austria"), is the leading worldwide manufacturer of instant lottery tickets based upon the number of instant lottery tickets sold. Except as the context otherwise requires, references to "Scientific Games" or the "Company" refer to the consolidated business and operations. The Company's corporate headquarters and its primary manufacturing facility are located in Alpharetta, Georgia (suburban Atlanta) and the Company employs approximately 1,177 people. The Company also has production and operating facilities in California, the United Kingdom, South Africa and software development facilities in Georgia and Austria. Scientific Games' business consists primarily of manufacturing and selling instant lottery tickets to domestic and foreign governmental lottery authorities and licensees and providing lottery services to such customers. The Company also offers its customers a full range of instant lottery services under cooperative services contracts, including some or all of the following services: designing and installing game management software, ticket production, telemarketing, field sales, accounting, ticket distribution, training sales staff, estimating ticket needs, managing staff, advising with respect to security, ticket validation and fulfillment, provision of computer hardware, validation terminals, SciScan Technology(R) validators, maintenance, prize structure, communication network and sales agent hot-line service. Scientific Games' acquisition in April 1997 of Vienna, Austria based TeleControl Kommunications - und Computersysteme Gesellschaft m.b.h. ("TeleControl"), an on-line lottery and transaction processing company, enables the Company to expand the Company's systems offerings and make available on-line lottery technology. The Company announced in February 1998 that it had entered into a joint venture agreement with La Francaise des Jeux, the operator of the French National Lottery, to develop a new generation of on-line terminals incorporating the Company's SciScan Technology. The agreement also provides for the assumption by the joint venture of La Francaise des Jeux's terminal and software maintenance contracts with six German State Lottery customers. The joint venture is subject to the approval of the French Minister of Finance and the execution of definitive agreements for products and services.


INDUSTRY OVERVIEW

         Lotteries are operated by domestic and foreign governmental authorities and their licensees in approximately 200 jurisdictions throughout the world. Currently, 39 jurisdictions in the United States sell instant lottery tickets. Of the approximately 8.8 billion tickets sold by the Company in 1997, approximately 30% were sold outside the United States. Governments typically authorize lotteries as a means of generating revenues without the imposition of additional taxes. Lottery revenues are frequently set aside for particular public purposes, such as education, aid to the elderly, conservation, transportation and economic development. As lottery ticket sales have become a significant source of funding for such programs, many jurisdictions have come to rely on the revenues generated by such sales.

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

         There are many promotional (i.e., commercial) game suppliers (including the Company) which produce instant tickets for both sales promotion companies and their end users. Management believes Scientific Games is the only company which also offers the promotional market a full line of support and services similar to those which the Company offers to the government lottery market. While potential lottery customers in the United States currently are limited to the 39 jurisdictions where such games are legally permitted, promotional games are believed permitted in substantially all states. A significant difference between lottery games and promotional games is the lower level of security requirements associated with promotional games which typically offer less valuable prizes. The Company's promotional game business expanded significantly with the 1996 acquisition of its SGIL subsidiary see - "Products and Services" below.


BUSINESS STRATEGY

         The Company is a leading provider of instant lottery tickets, integrated systems and support services worldwide. Scientific Games intends to expand this leadership position by (i) pursuing new instant ticket printing opportunities in both the domestic and foreign marketplaces, (ii) emphasizing and marketing Scientific Games' expertise in cooperative services capabilities,
(iii) growing its on-line lottery business by utilizing its SGI-NET(TM) technology, the core of which was acquired through its 1997 acquisition of SG Austria, (iv) continuing the Company's emphasis on customer service and responsiveness to customer needs both before and after delivery of products and services, (v) investing in its facilities while aggressively pursuing practices and methods which reduce operating costs, (vi) funding research and development costs that continue to provide innovations for the Company's customers such as SGI-NET, a high performance, configurable hardware and software-redundant transaction processing system that can accommodate both instant an on-line lottery operations, (vii) partnering with respected local corporations to establish new lotteries in foreign countries and (viii) utilizing the joint venture with La Francaise des Jeux to develop a new generation of lottery terminals.

         As state governments face budgetary pressures, they increasingly seek methods of reducing state spending. One method of reducing spending which is often considered by states is privatization or outsourcing of various operating tasks associated with lottery operations. The Company has cooperative services contracts with eight domestic lotteries which have elected to privatize certain operating functions related to the management of instant ticket games. It is expected that more state or foreign governments will decide to privatize or outsource various lottery operations. The Company has significant experience in this field and is well positioned to offer this privatization or outsourcing option to the industry. The Company intends to continue to emphasize and invest in the growing cooperative services segment of its business.

         The increased application of computer-based and communications technologies (including proprietary technologies) to the manufacturing and servicing of instant tickets (See - "New Product Development") continues to separate the instant ticket from conventional forms of printing. The Company is generally recognized within the lottery industry as the leader in applying these technologies to the manufacturing and sale of instant tickets. In order to maintain its position as a leading innovator within the lottery industry, the Company intends to continue to explore and develop new technologies and their application to instant lottery tickets and systems.

         In addition to the internal development of new products, the Company intends to leverage its management expertise, reputation, and contacts in the lottery industry by pursuing joint ventures and marketing agreements which will provide access to lottery customers to whom the Company does not currently provide products or services.


PRODUCTS AND SERVICES

         In 1974, the Company introduced the first "secure" instant game ticket. Today, instant tickets manufactured by the Company are typically printed on recyclable ticket stock by a series of computer controlled presses and ink-jet imagers and are believed by management to incorporate the most advanced technology and security currently available in the industry. Instant tickets range in size from 2 inches by 3 inches to ticket sizes as large as some greeting cards; instant tickets are normally played by removing a coating to determine if they are winning tickets. The Company markets instant tickets to domestic lottery jurisdictions, foreign lottery jurisdictions and commercial customers. The Company currently has contracts with 25 of the 39 states/jurisdictions in the U.S. which currently sell instant lottery tickets. These domestic contracts are typically at a fixed price per thousand tickets and typically range from one to five years in duration, although they usually have one or more extension options. Customers of Scientific Games have exercised extension options in domestic lottery contracts with the Company a majority of the time. See - "Markets" for additional information. In 1997, the Company sold approximately 8.8 billion tickets. Such instant ticket sales represented approximately 60% of all instant lottery tickets sold by all companies to domestic lotteries and approximately twice as many instant tickets as were sold by the Company's next largest domestic competitor.

         The Company currently manufactures instant tickets for the promotional game market. Examples of promotional games produced by the Company include games for European newspapers, major food and beverage companies, telephone companies and games for various other commercial customers. The majority of the Company's promotional games are produced at its United Kingdom subsidiary SGIL. Approximately 50% of SGIL's sales are to promotional game customers. Sales of promotional game products and services accounted for less than 10% of the Company's consolidated revenues in 1997.

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

         Domestically, the Company had cooperative services agreements with the states of Florida, Georgia, Maine, Nebraska, Pennsylvania and West Virginia during 1997, which accounted for approximately 22.8% of the Company's total revenues. Cooperative service agreements with the states of Delaware and Kentucky will commence in 1998, increasing the number of the Company's cooperative service customers to eight. Under cooperative services contracts, the Company typically provides selected management, distribution services and/or data processing for the jurisdiction's instant ticket lottery game business and is paid a percentage of the lottery's total instant ticket revenues. Customers select those services which they desire to privatize from a menu of services offered, including: designing and installing game management software, instant ticket production, telemarketing, field sales, accounting, instant ticket distribution, sales staff training, estimating ticket needs, managing staff, advising with respect to security, instant ticket validation, and provision of computer hardware, validation terminals, SciScan Technology validation units, maintenance, communication network and sales agent hot-line service. Replacement of cooperative services agreements can be associated with large conversion costs for the lottery, as the lottery would have to hire and/or retrain its staff and redesign and install a software system to control the instant ticket lottery business.

         In addition to laminated scratch off instant tickets, the Company's business also includes the sale of pull-tab tickets to its lottery customers. In October 1997, Scientific Games sold substantially all of the assets of its pull-tab manufacturer subsidiary, GameTec Inc. to International Gamco, Inc. ("Gamco"). However, the Company will continue to sell pull-tab tickets to lotteries in the U.S. through a marketing agreement with Gamco.

         Scientific Games and its partner TeleCom Productions, Inc. introduced The Daily Race Game(TM) in January 1997. The Daily Race Game is a player-selection game that combines on-line, virtual reality horse racing with a popular "pick your numbers" format. Players chose three horses from a field of 12 in a 55-second animated horse race that can be shown on either commercial or closed-circuit television.

         Another innovation announced by Scientific Games during 1997 was its new probability-game ticket, Winner's Choice(TM). Winner's Choice is a scratch-off instant ticket lottery game in which every ticket is a potential winner (unlike existing tickets, where winning tickets are pre-determined before a player scratches). Winner's Choice combines some of the best features of instant and on-line games, and possesses three important player benefits - choice, instant-win opportunities and appealing play styles. Probability games have been discussed within the lottery industry for years, but have never been viable because secure validation could not be assured. The Company's new SciScan Technology provides secure validation to enable probability tickets to be sold. Winner's Choice games are currently undergoing field testing in Maine conducted by Scientific Games in cooperation with the Maine State Lottery.

         As mentioned above, in April 1997, Scientific Games acquired TeleControl, now known as SG Austria, whose systems enable the Company to reenter the on-line lottery systems business. Scientific Games' predecessor company had previously developed and operated on-line lottery systems from 1985 until 1991. During that period, Scientific Games supplied and operated on-line lottery systems in Iowa, Maine, New Hampshire, Vermont, West Virginia and sold on-line systems to the Virginia Lottery.


NEW PRODUCT DEVELOPMENT

         Since its inception, Scientific Games has provided many of the innovations in instant ticket technology in both manufacturing and game development which subsequently became the industry standard. Past examples of new products developed by Scientific Games include the ink-jet printed instant ticket, cooperative services (lottery privatization), bar coding on the front and back of tickets (which facilitates validation), the IL/MVS instant ticket accounting management, ticket validation software technology, Terra 2000(R) tickets, and SciScan Technology(R). The Terra 2000 ticket is a recyclable and biodegradable paper ticket which meets the rigorous security standards demanded by the lottery industry. SciScan Technology is a keyless validation system for retailers which significantly reduces the time requirements of ticket validation while at the same time improving security of the game. The Company's latest innovation, SGI-NET, is a high-performance, configurable hardware and software-redundant transaction processing system that can accommodate both instant and on-line lottery operations. SGI-NET's configurability and software-driven architecture enables it to operate with virtually any type or number of terminals and provides flexibility to adapt to unique characteristics of almost any lottery.

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


CUSTOMER SERVICE

         The Company has an active professional Customer Service Department which works closely with its account managers, the lotteries, and Scientific Games' Graphics and Game Programming Departments in the area of initial game design. Artwork concepts, game play style and prize structure are assembled, proposed, and refined. Important manufacturing information is also assembled and documented in the "working papers" by the Company's customer service representatives. This information, when approved by the lottery, becomes the technical manufacturing specifications for specific instant ticket orders.


MARKETING

         Scientific Games has been instrumental in the development of marketing strategies for instant games for domestic and foreign lotteries, including some of the most successful lotteries in North America. The Company's involvement includes all phases of instant game marketing support, including marketing strategies, prize structures, game rules, delivery schedules, play styles, telemarketing, instant ticket ordering and billing, field sales support, research, game design, working papers, retailer manuals, instant game concepts, ticket quantities, delivery and promotions. Scientific Games or its predecessor has prepared market research analysis of gaming tendencies in most new state lotteries since 1982, and the Company can provide customers with a bank of lottery-specific consumer and market research data derived from these years of analyses.

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

         Scientific Games constantly assesses the adequacy of its security systems, incorporating various improvements, bar coding and additional layers of protection. There must be well-planned security measures in place at every stage of the lottery operation. Scientific Games has pioneered and effected security safeguards in areas of ticket specifications, production, packaging, delivery, distribution and accounting. Also, computer function safeguards, including secure ticket data, control number encryption, winner file data, and ticket stock control have been incorporated in the Company's data processing and the computer operations phase. The Company retains a major public accounting firm to perform agreed upon procedures for each game produced before it is sent to the customer.


MANUFACTURING PROCESS

         Using a series of computer-controlled presses and ink-jet imagers, management believes Scientific Games' tickets incorporate the most advanced technology and security methodology available in the industry. Its facilities are designed for efficient, secure production of instant game tickets and support ink-jet image tape generation, printing, packaging and storage of instant game tickets.

         The Company's dedicated computer-controlled printing process is specifically designed for producing instant lottery game tickets for governmentally sanctioned lotteries and promotional games. The process is not a business forms press or a direct mail press temporarily diverted to lottery work. The Company's specialized equipment contributes to the underlying superior manufacturing and product quality. Instant ticket games are delivered finished and ready for distribution by the lottery, or by Scientific Games in the jurisdictions which are part of a cooperative services contract with Scientific Games.

         Paper and ink are the principal raw materials consumed in the Company's manufacturing operations. The Company has a variety of sources for both paper and ink and should, therefore, not be dependent on any particular supplier.


PERSONNEL

         As of December 31, 1997, the Company had approximately 1,177 full-time employees. Four of Scientific Games' employee groups are represented by a labor union. At the California Facility (See "Properties"), ticket packaging is performed by approximately 60 employees who are members of the Service Employees International Union Local 1877. SG Austria's employees are represented by a Worker's Council as is typical in many European companies. At the Leed's Facility in the United Kingdom, approximately 150 employees are members of the GPMU union. Approximately 14 employees who work at the Company's cooperative service facility in Harrisburg, Pennsylvania are members of the Chauffeurs, Teamsters and Helpers Local Union 776. The Company believes that its employee relations are good.

EXECUTIVE OFFICERS

         The following table sets forth certain information regarding the executive officers of the Company who are considered executive officers by the Company for the purposes of Rule 36-7, as of March 1, 1998:

                  NAME               AGE                POSITION WITH THE COMPANY
----------------------------------------------------------------------------------------------------
William G. Malloy.............        51       Director, Chairman, President and Chief
                                               Executive Officer
William F. Behm...............        52       Director and Executive Vice President
Thomas F. Little..............        53       Senior Vice President
Cliff O. Bickell..............        55       Vice President, Treasurer and Chief Financial Officer
C. Gray Bethea, Jr. ..........        53       Vice President, Secretary and General Counsel
Bruce H. Longhurst............        57       Vice President, International Sales and Marketing
Howard H. Roath...............        45       Vice President-U.S. Sales and Marketing
Terry D. Mangold..............        57       Vice President-Instant Game Services
William C. Christie...........        49       Managing Director-Scientific Games International Limited
James H. Edwards, Jr. ........        52       Director of Manufacturing
DI Gerhard Harwalik...........        43       Executive Vice President-Scientific Games Austria
Mark L. Hutchinson............        39       Director-Scientific Games Africa
Donald N. MacLean.............        53       Director- Human Resources
Kenneth W. Taylor.............        37       Corporate Controller
John J. Walsh.................        38       Director-Cooperative Services

         WILLIAM G. MALLOY has been President and Chief Executive Officer since 1990. Mr. Malloy was elected a Director and Chairman of the Board in October 1991 when Centre Partners L.P. and certain executive officers of the Company purchased substantially all of the assets of the instant lottery ticket sales business, the instant ticket cooperative sales business and the video lottery business of the predecessor to the Company in a leveraged buy-out transaction ("Acquisition"). Prior to becoming the Company's President and Chief Executive Officer, Mr. Malloy served as Vice President, Treasurer and Chief Financial Officer. Mr. Malloy joined the Company in 1987 when he transferred from the corporate staff of Bally Manufacturing Company. Mr. Malloy has over twenty years of experience in the coin-operated amusement and gaming industry.

         WILLIAM F. BEHM joined the Company in 1978 and was promoted to Executive Vice President in 1988 and was elected a Director in 1992. Mr. Behm has overall management responsibility for Scientific Games' research and business development projects. In addition, he is also responsible for the Company's product security. Prior to joining Scientific Games, Mr. Behm was an aerospace engineer with McDonnell Douglas Corporation. Mr. Behm was instrumental in the development of the Company's former on-line lottery system, the invention of instant lottery bar codes, the development of the Company's environmental instant ticket and the development of the Company's recent SciScan and Winner's Choice product lines. He is co-named as the inventor of various issued patents and pending applications and is a regular speaker at trade shows and conferences on the subject of technology in the lottery industry.

         THOMAS F. LITTLE joined the Company in 1975 and was promoted to Senior Vice President in 1991. Mr. Little has overall management responsibility for Scientific Games' Systems Division, which includes the Company's on-line lottery systems business. Prior to joining the Company, Mr. Little was Manager of Data Processing for First National Bank of Atlanta. Mr. Little's experience includes the introduction of the first video lottery test in Illinois, the development of the Company's former on-line lottery system and extensive contacts with the international lottery industry.

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

         C. GRAY BETHEA, JR. joined the Company in 1985 as Vice President, Secretary and General Counsel. Mr. Bethea has overall management responsibility for Scientific Games' legal compliance, statutory interpretation, corporate matters, and contract documents. Throughout his corporate and private practice of law, Mr. Bethea has had extensive experience in corporate and contract law. Prior to joining Scientific Games, Mr. Bethea was a partner with the law firm of Smith, Gambrell & Russell in Atlanta, Georgia.

         BRUCE H. LONGHURST joined the Company in 1997 as Vice President, International Sales and Marketing. Mr. Longhurst has overall management responsibility for Scientific Games international marketing and sales efforts. Prior to joining Scientific Games, Mr. Longhurst was Vice President, International and Strategic Planning for Autotote Corporation and Managing Director of its subsidiary TeleControl, which was acquired in 1997 by Scientific Games. Mr. Longhurst held these and other positions with Autotote from 1993-1997. From 1988 - 1992, Mr. Longhurst held the position of Executive Vice President of the Worldwide Wagering Division of General Instrument Corporation. In addition, Mr. Longhurst was one of the founders and served as Executive Vice President and General Manager of Ticketron, including its AWI subsidiary.

         HOWARD H. ROATH joined the Company in 1987 and was promoted to Vice President, U.S. Sales and Marketing in 1997. Mr. Roath has overall management responsibility for Scientific Games' U.S. marketing and sales efforts. Prior to joining Scientific Games, Mr. Roath served as Director of Marketing of the Pennsylvania Lottery, Director of Pharmaceutical Assistance Program for the Elderly for the Pennsylvania Department of Aging and the Director of the Division of State Employment for the Pennsylvania's Governor's Office of Administration.

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

         WILLIAM C. CHRISTIE joined the Company in 1996 as Managing Director for the Company's subsidiary SGIL in the United Kingdom. Mr. Christie has overall management responsibility for ticket production and printing for SGIL's production facilities. Prior to joining the Company, Mr. Christie was the Managing Director of Lottery Products for De La Rue in the United Kingdom. During his 26 years with De La Rue, Mr. Christie held various other management positions.

         JAMES H. EDWARDS, JR. joined the Company in 1991 as Plant Manager and was promoted to Director of Manufacturing in 1998. Mr. Edwards has overall management responsibility for ticket production and printing for the Company's United States production facilities. Prior to joining the Company, Mr. Edwards held various management positions with Quebecor Printing, Inc. for over 20 years.

         DI GERHARD HARWALIK joined the Company in 1997 as Executive Vice President. Mr. Harwalik has overall management responsibility for the Company's subsidiary SG Austria. Prior to joining the Company, Mr. Harwalik, as one of the original founders of TeleControl, (now known as SG Austria), served as their Managing Director from 1983 to 1995 and maintained a management role in the SG Austria until 1997. Mr. Harwalik also was the manager the computer center of the Technical University of Vienna and held positions with ETAG Group, Switzerland, which developed on-line systems for gaming wagering.

         MARK L. HUTCHINSON joined the Company in 1997 as Managing Director. Mr. Hutchinson has overall management responsibility for the Company's branch office in Africa including operations in South Africa and Zimbabwe. Prior to joining Scientific Games, Mr. Hutchinson served as President from 1992 to 1997 of Gaming Solutions International. Mr. Hutchinson also held the position of Senior Vice President of an instant ticket printing company.

         DONALD N. MACLEAN joined the Company in 1997 as Director of Human Resources. Mr. MacLean manages the personnel function for all of the Company's locations. Prior to joining the Company, Mr. MacLean held the position of Vice President of Human Resources for Burnham Service Corporation from 1989 to 1997. In addition, Mr. MacLean was the Corporate Director of Human Resources for Interlake Corporation and Division Director of Human Resources for Mueller Corporation.

         KENNETH W. TAYLOR joined the Company in 1987 and was promoted to Corporate Controller in 1990. Mr. Taylor has management responsibility for accounting and financial information as well as responsibility for customer pricing compliance. Prior to joining the Company, Mr. Taylor held auditor positions with Bally Manufacturing Corporation, Duchossois Industries and Amsted Industries, Inc.

         JOHN J. WALSH joined the Company in 1986 and was promoted to Director of Cooperative Services in 1994. Mr. Walsh has overall management responsibility for coordinating lottery operations support through the Cooperative Services Program. Prior to joining the Company, Mr. Walsh held positions with Control Data Corporation and Ticketron's sports and entertainment division.

         THE FOLLOWING DISCUSSION OF ASPECTS OF THE COMPANY'S BUSINESS ALSO CONSTITUTES A CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual quarterly and annual consolidated results for 1998, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:


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

         Scientific Games generally retains governmental affair representatives in various states of the United States to advise legislators and the public concerning its views on lottery legislation, to monitor any such legislation and to advise the Company on contract proposals to lottery authorities. Scientific Games also makes campaign contributions to various state political parties and political candidates. The Company believes it has complied with applicable laws and regulations concerning campaign contributions and lobbying disclosures.

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


MARKETS

         The Company's operations are international in scope. With 39 states and the District of Columbia currently operating lotteries in the United States, the Company's growth in the domestic market depends primarily on expanded activities of existing lotteries as well as winning new contract awards, re-bids and contract extensions. Contrasted with the domestic market, the international market is far from mature, with various countries viewing lotteries as a source of revenue for a variety of governmental programs. For a discussion of the Company net revenues, operating income and identifiable assets attributable to U.S. production operations, see Note 11 of the Notes to the Financial Statements set forth elsewhere in this report, which is incorporated herein by reference thereto. For a discussion of revenues from lottery agencies and other customers domiciled in foreign countries, also see Note 11 which is incorporated herein by reference thereto.

         In 1997, no state accounted for more than 10% of the revenues of the Company. The Company had twelve domestic contracts that were scheduled to expire in 1997. Six of these contracts were extended, and the Company was awarded new contracts for five states through a competitive procurement process. The Company was the unsuccessful bidder on the New Hampshire Lottery contract. With regard to contracts previously held by its competitors, the Company was the successful bidder in 1997 for the Pennsylvania Lottery, which now has a cooperative services contract with the Company.

         The Company has seven domestic contracts which are subject to extensions or scheduled to expire in 1998. Of these seven contracts, five have extensions available. Management believes new contracts for those states without extensions will be awarded through a competitive procurement process in which the Company will participate. The Company estimates, based in part upon industry and lottery furnished information, that 1997 domestic instant ticket retail sales by lotteries ("1997 Lottery Sales") were in excess of $14.1 billion. In comparison, 1997 international instant ticket retail sales are estimated to be $13.0 billion. Based in part on such information, management estimates the Company's domestic customers with contracts subject to extensions or scheduled to expire in 1998 represent, in the aggregate, retail sales of approximately 22.1% of 1997 Lottery Sales. In contrast, management believes that lottery contracts with seven states currently serviced by its competitors are subject to extensions or are scheduled to expire in 1998. The Company expects that new contracts for such states not exercising extensions will be awarded through the competitive procurement process in which the Company expects to participate. The Company estimates, based in part upon industry and lottery furnished information, that instant ticket contracts for the Company's competitors scheduled to expire in 1998 represent, in the aggregate, retail sales of approximately 24.2% of 1997 Lottery Sales.

         The Company's domestic lottery contracts typically have an initial term of from one to five years and usually provide the customer with options to extend the contract one or more times under the same or mutually agreeable terms and conditions for additional periods generally ranging from one to five years. The Company's customers have exercised extension options in the Company's domestic instant lottery contracts a majority of the time.

The table included herein lists the domestic instant lottery contracts with which the Company had executed agreements as of March 23, 1998 and certain information with respect thereto. The Company is the primary instant ticket supplier unless otherwise noted. The table also includes 1997 instant ticket retail sales for each state or district. Information obtained from industry sources lists 1997 domestic instant ticket retail sales of $14.1 billion and international instant ticket retail sales of $19.6 billion.

                           DOMESTIC LOTTERY CONTRACTS

                             1997
                        INSTANT TICKET     COMMENCEMENT        EXPIRATION          CURRENT RENEWAL
                         RETAIL SALES    DATE OF CURRENT    DATE OF CURRENT            OPTIONS
   STATE/DISTRICT        (IN MILLIONS)       CONTRACT           CONTRACT              REMAINING            TYPE OF CONTRACT
-----------------------------------------------------------------------------------------------------------------------------
Arizona                       113.0        January 1998        January 2001            2 one-year             Instant Tickets
California                    556.1        January 1996        January 1998            2 one-year             Instant Tickets
Colorado                      218.2          March 1995           June 1999            2 one-year             Instant Tickets
District of Columbia           23.0            May 1996            May 1998            3 one-year             Instant Tickets
Delaware                       19.5           July 1995           July 2000                  none        Cooperative Services
Florida                       664.8          April 1997      September 2002                  none        Cooperative Services
Georgia                       557.0          April 1993          April 2003                  none        Cooperative Services
Illinois                      611.0           July 1996           July 1999            3 one-year             Instant Tickets
Indiana                       328.9       December 1997       December 1999            2 one-year             Instant Tickets
Iowa                           91.3        January 1995       December 1998            1 one-year             Instant Tickets
Kentucky                      272.4        October 1997        October 1999            3 one-year        Cooperative Services
Maine                         102.9           July 1990           June 2000                  none        Cooperative Services
                                                                                                        and SciScan Terminals
Massachusetts               1,963.6        October 1993        October 1998                  none             Instant Tickets
Minnesota                     266.6        January 1995        January 1999            1 one-year             Instant Tickets
Missouri                      235.1           June 1997           June 1999                  none             Instant Tickets
Nebraska                       41.7           July 1993           June 2001                  none        Cooperative Services
                                                                                                        and SciScan Terminals
New Jersey                    446.7       November 1996        October 1999            2 one-year             Instant Tickets
New Mexico                     50.4          March 1997          March 1999            4 one-year             Instant Tickets
New York                    1,030.6          April 1996          April 1999            2 one-year             Instant Tickets
Pennsylvania                  432.8          April 1997          April 2002            5 one-year        Cooperative Services
South Dakota                   14.6           June 1995           June 1998            2 one-year             Instant Tickets
Virginia                      285.9        January 1997           July 2002  1 three or five year           SciScan Terminals
Washington                    217.5            May 1995            May 1998            2 one-year             Instant Tickets
W. Virginia                    78.1       December 1996           June 2000            1 one-year        Cooperative Services
                                                                                                        and SciScan Terminals
Wisconsin                     256.2        October 1996        October 1998            1 one-year            Instant Tickets*

-----------------------------------------------------------------------------------------------------------------------------
* secondary printer
-----------------------------------------------------------------------------------------------------------------------------

         Based on industry information, it is estimated that 1997 domestic on-line lottery retail sales were $19.6 billion compared with 1997 international on-line lottery retail sales of $48.7 billion. The Company's re-entry into the on-line lottery business in 1997 will allow the Company to compete for a share of both the domestic and international sales in the future. The Company believes on-line lottery contracts with four states currently serviced by its competitors are subject to extensions or will expire during 1998. It is estimated that domestic on-line lottery contracts for the Company's competitors scheduled to expire or subject to extensions during 1998 represent, in aggregate, on-line lottery retail sales of approximately 8.8% of 1997 on-line lottery retail sales. The Company expects to bid on these domestic contracts, while pursuing international on-line opportunities during 1998.

         Sales outside the United States may consist of sales of goods and services exported to customers located overseas, sales of goods and services to customers in countries in which the Company's foreign subsidiaries have manufacturing facilities or sales of goods and services by the Company's foreign subsidiaries located outside the country of production. Although the Company does business worldwide, a majority of the Company's current foreign operations are conducted in, and U.S. export sales are made to customers located in Europe.

         The Company's international lottery contracts are less likely to have firm contract periods and, historically, international lottery ticket customers have sought competitive bids for such contracts more frequently than domestic U.S. customers. The volume and timing of the international contracts fluctuate from country to country and it is difficult to predict the volume or timing of sales to these customers from period to period.


LOTTERY CONTRACTS: PROCUREMENT PROCESS AND REQUIREMENTS

         Lotteries in the United States typically select an instant ticket supplier by issuing a Request for Proposals ("RFP") which outlines contractual obligations as well as products and services to be delivered. An evaluation committee frequently comprised of key lottery staff evaluates responses based on various criteria. These criteria usually include quality of product, security plan and features, experience in the industry, quality of personnel and services to be delivered and price. The Company believes that the quality of its personnel, technical expertise and manufacturing efficiency give it many advantages relative to the competition when responding to state lottery RFPs. However, many lotteries still award the contract to the qualified vendor with the lowest price, regardless of factors other than price. Contract awards by lottery authorities in the United States are sometimes challenged by unsuccessful competitors which can result in protracted legal proceedings.

         The Company's domestic lottery contracts typically contain provisions for payment of liquidated damages for late delivery of tickets or delivery of defective tickets, which in the aggregate could result in several million dollars or more per day in penalties to the Company. Although the incurrence of liquidated damages with respect to on-line lotteries may not be uncommon, the Company believes it is uncommon for instant lotteries. Scientific Games has not typically paid any material liquidated damages under an instant lottery contract, although it has on occasion negotiated customer allowances which management does not consider material.

         Lottery contracts to which the Company is party frequently contain exacting implementation schedules and performance requirements. Failure to meet these schedules and requirements can result in substantial monetary liquidated damages, as well as possible contract termination. The Company maintains a bonding program for its bid bonds, litigation bonds and performance bonds through various insurance companies. As of December 31, 1997, $64.7 million was outstanding in aggregate face amount of surety bonds issued. One or more of these bonds is generally required by a lottery customer in order to participate in a lottery procurement or to enter into a contract with the lottery following successful bid. Failure to provide such bonds would materially and adversely affect the Company's ability to do business. The Company's bonding program is backed by a blanket indemnity of the surety.

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


COMPETITION

         The instant lottery business is highly competitive, and the Company business faces competition from a number of domestic and foreign instant ticket manufacturers, on-line lottery system providers and other competitors.

         In particular, Scientific Games currently has two primary instant lottery ticket competitors in the U.S.: Pollard Banknote Limited ("Pollard") and BABN Technologies ("BABN",a subsidiary of Group Francois-Charles Oberthur of France), which purchased the lottery ticket business of a former competitor, Dittler Brothers, Inc. ("Dittler") in 1997. The Company estimates that the retail sales value of its domestic customer base was in excess of 60% of total domestic instant ticket retail sales in 1997 - approximately twice as many as its next largest competitor.

Except as permitted by the applicable provisions of the North American Free Trade Act with respect to Canada and Mexico, it is currently illegal to import lottery tickets into the United States from a foreign country. The Company's business could be adversely affected should additional foreign competitors in Canada or Mexico export their lottery products to the U.S. or should other foreign competitors establish printing facilities in the U.S., Canada or Mexico to supply the U.S. market.

         Internationally, there are many lottery instant ticket vendors which provide competition to the Company, including, among others, BABN, Pollard, Creative Games International, Inc. in the United States, government owned printers in Scandinavia, GPS Honsel in Germany and various other vendors.

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

         In the cooperative services business, the Company believes it has no current competitor in the U.S. market which produces instant lottery tickets, provides on-line systems and offers a full range of cooperative services to state lotteries. Competitors have typically either manufactured only instant tickets or provided only certain services which comprise cooperative services, such as software for the management systems, marketing assistance or other specific duties. However, an on-line vendor in cooperation with an instant ticket supplier may be considered a competitor or potential competitor in cooperative services. In addition, an on-line vendor not in cooperation with an instant ticket supplier may nonetheless provide various cooperative services, including data processing services. Scientific Games has two primary domestic and international competitors in this regard: Powerhouse Technologies, Inc., which changed its name from Video Lottery Technologies, Inc in 1997 and GTech Corporation.

         In 1997, the Company discontinued its charity pull-tab ticket business, which was produced and distributed by its subsidiary GameTec Inc. ("GameTec"). In connection with the disposition, the Company sold substantially all of the assets of GameTec to International Gamco, Inc. ("Gamco"). The Company entered into a three-year extendible marketing agreement with Gamco to provide marketing and related services to state lotteries for pull-tab tickets. Currently, the Company has 3 contracts with state lotteries for pull-tab tickets. The Company believes it is desirable to offer pull-tab tickets to its lottery customers to maintain a full range of products and services and the Company will continue to provide pull-tab tickets to its lottery customers through the marketing agreement. The Company does not consider the provision of pull-tab tickets to its lottery customers to be a separate operating segment, and sales of pull-tab tickets to lottery customers accounted for less than 10% of the Company's consolidated gross revenues in 1997.


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

         Operating results also may be affected by the working capital requirements associated with preparing facilities and equipment, establishing the distribution system and printing tickets for a recently awarded contract, and by the amount of time elapsing before the receipt and/or recognition of revenues from the sale of instant lottery tickets and the provision of cooperative services. New cooperative service customers may require additional resources and infrastructures that may be required to be put in place before revenues are realized. In addition, operating results may be affected by utilization of overtime labor and the Company's ability to smoothly integrate new and/or upgraded production equipment with its existing production operations. Revenues from the sale of instant tickets, cooperative services, software and hardware development may be recognized based upon ticket shipments, a percentage of the lottery's instant ticket sales to the public, a contracted price, a license agreement, an equipment lease agreement or any combination of the foregoing. Current on-line revenues are generated from the sale of hardware and software to lotteries, as well as support and maintenance contracts on the on-line systems.

         Additionally, circumstances encountered in international markets, including the substantial amount of time involved in bidding on any international contract, the evaluation of such bid and the resultant contract award or rejection can vary significantly from that originally anticipated when the bid is prepared. All of these factors may make it difficult to forecast revenues and expenditures related to the Company's operations over extended periods and may result in fluctuations in the Company's quarterly financial results. Accordingly, quarter to quarter fluctuations in revenues may be expected.


RELIANCE ON SENIOR MANAGEMENT

         The Company believes it has benefited and continues to benefit substantially from the skills, experience and efforts of its senior management (See "Executive Officers"). The loss of the services of members of the Company's senior management could have a material adverse effect on the Company's business and prospects.


ADDITIONAL RISK FACTORS AND INVESTMENT CONSIDERATIONS

         Additional or related factors which could affect the Company's actual results and could cause the Company's actual consolidated results for the first quarter of 1998, and beyond, to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company include:

         Continued or increased pressure to change the selling prices for the Company's products, and the resulting effects on margins, the Company's actions in connection with continued competition in many product areas, including, but not limited to, price competition and fluctuating demand for certain lottery ticket products by one or more lottery customers;

         Difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products utilizing SGI-NET, SciScan Technology and/or other technologies when anticipated, the failure of customers to accept these products or technologies when planned, any defects in products and a failure of manufacturing economies to develop when planned;

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

         The rejection or a delay in implementing terms of the joint venture agreement with La Francaise des Jeux by the French Minister of Finance or the inability to execute definitive agreements for products and services related to the joint venture agreement;

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

         For a more detailed discussion of certain of these risks see Item 3 "Legal Proceedings" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".


ITEM 2.           PROPERTIES

         The Company currently has four instant ticket manufacturing sites: a 71,000 square foot leased facility in Gilroy, California (the "California Facility"), a 185,000 square foot owned headquarters and manufacturing facility in Alpharetta, Georgia (the "Georgia Facility"), a 112,000 square foot leased facility in Leeds, United Kingdom (the "Leeds Facility"), and a 30,000 square foot leased facility in Bradford, United Kingdom (the "Bradford Facility"). Scientific Games has a 8,000 square foot leased facility in Vienna, Austria (the "Austria Facility"), where the main software development activities for its on-line business are located. Sales support, research, product development, U.S. software development and graphics are located in the Company's corporate headquarters at the Georgia Facility. The four manufacturing facilities have a combined maximum production capacity of approximately 14 billion "standard sized" (2 by 4 inch) tickets per year. However, at maximum production capacity, the Company incurs substantial overtime expense and can encounter reduced efficiencies. The California Facility consists of office and production space equipped with a modern gravure press with multiple ink-jet imagers. The California Facility lease expires April 30, 2005. Currently, annual rents for the California Facility are approximately $680,000. In addition, the Company separately leases in California an approximately 14,000 square foot ink production facility under a lease expiring April 30, 1999 with annual rents of approximately $90,000. The Leeds Facility consists of office and production space equipped with five sheet-fed offset presses. The administrative and game development departments for both the Leeds and Bradford Facilities are in this location. The Leeds Facility lease expires October 31, 2001 with annual rents of approximately $368,000. The Bradford Facility includes office and production space and is equipped with three separate printing processes: offset, inkjet and rotary screen. The Bradford Facility lease expires June 30, 2016 with annual rents of approximately $212,000. The Austria Facility consists of office and software development space equipped with state of the art software development tools. The Austria Facility lease expires on December 31, 2007 with annual rents of approximately $465,000.

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

         The Company has presses at the Leeds and Bradford Facilities located in the United Kingdom. The Leeds Facility has five sheet-fed offset presses as well as imaging and silk screen equipment. The Bradford Facility utilizes three separate printing processes, which are an offset, inkjet and rotary screen. In 1997, the Company, after an analysis of projected future manufacturing requirements, began installation of new imagers, data stations and related equipment incorporating significantly advanced technology for its existing presses at the Bradford Facility at a total retail cost of approximately $3.0 million. Such imagers were fully operational in March 1998 and are expected to materially increase the efficiency and flexibility (and thus capacity) of the Company's existing presses at the Bradford Facility.


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

         In June 1996, Ecosalud filed a complaint against the Company in the Unites States District Court for the Northern District of Georgia, Atlanta Division (the "Georgia Litigation"). Total damages claimed in the original Complaint were "not less than $84,423,267." The Complaint also sought reasonable attorneys' fees and costs allegedly pursuant to the contract. In response to the complaint, SGI filed a motion to dismiss the action on multiple grounds, including the mandatory arbitration clause contained within the contract. Ecosalud then filed an "Amended Complaint" in which it withdrew its claim for in excess of $84,000,000 and, instead, sought $5,000,000 under an "Executive Title," a purported joint and several guarantee by the Company, Wintech and other shareholders in Wintech that projected levels of lottery sales would be attained. In addition, Ecosalud also sought attorneys' fees and interest on the claim. SGI filed a motion to dismiss the Amended Complaint on the ground, inter alia, that litigation involving the same subject matter is pending in Colombia, the dispute is subject to an arbitration clause and forum non conveniens. On March 19, 1997 judgment was entered on behalf of the Company. The Court dismissed the action on the grounds that it was governed by the arbitration and forum selecting clauses in the contract which require that all disputes be settled either by arbitration in Colombia or in the administrative courts of Colombia. The Court also dismissed the action on the grounds of lis alibi pendens. On April 16, 1997, the Plaintiff filed a Notice of Appeal. The United States Court of Appeals for the Eleventh Circuit heard oral argument on the appeal of the dismissal of the complaint of Ecosalud on January 16, 1998 and thereafter affirmed the holding of the trial Court. Ecosalud did not seek reconsideration by the Eleventh Circuit; accordingly, the Georgia Litigation has been concluded.

         SGI intends to vigorously defend the Colombian Litigation and has been advised by counsel that the Company has numerous defenses on the merits, as well as procedural defenses to the litigation. Although it is not possible to determine the outcome of the litigation in Colombia, or the other related surety and indemnity claims, management believes, based upon, among other things, the advice of counsel, the advice of counsel that SGI has various defenses (which it has asserted in response to such proceedings and claims), that adequate provision has been made for such claims and the disposition thereof should not have a material adverse effect on the Company's consolidated financial condition or consolidated results of operations.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders at any time during the fourth quarter of the year ended December 31, 1997.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         In July 1997, the Company adopted a shareholders rights plan which provided for the issuance to each holder of the Company's Common Stock, certain rights (the "Rights") to purchase shares of the Company's redeemable Series A Participating Cumulative Preferred Stock pursuant to the terms of a Rights Agreement. Such rights are exercisable after distribution by holders other than "Acquiring Persons" as defined in the Rights Agreement in the event of certain ownership changes and in connection with certain business combinations. The Rights may have certain anti-takeover effects. The Rights may cause substantial dilution to a person that attempts to acquire the Company without a condition to such an offer being that a substantial number of the Rights be acquired or that the Rights be redeemed or declared invalid. The Rights should not interfere with any merger or other business combination approved by the Board of Directors (under some circumstances, with the concurrence of the Continuing Directors) since the Rights may be redeemed by the Company. A copy of the Rights Agreement and a more expansive summary of the provisions thereof is set forth in the Company's Form 8-A/A with respect thereto, filed with the Commission on August 6, 1997.

         The information presented under the caption "Corporate Information" on page 37 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.


ITEM 6            SELECTED FINANCIAL DATA

         The information presented under the caption "Five-Year Selected Financial Data" on page 14 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 through 22 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information presented under the caption's "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Shareholders' Equity", and "Notes to Consolidated Financial Statements", on pages 23 - 35 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

                                    PART III

ITEM 10           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         This information required by Item 10 is incorporated by reference from the information in Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Stockholders to be held May 22, 1998, except as to biographical information on Executive Officers which is contained in Item 1 of this Annual Report on Form 10-K.

ITEM 11           EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference from the information in Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Stockholders to be held May 22, 1998.

ITEM 12           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated by reference from the information in Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Stockholders to be held May 22, 1998.

ITEM 13           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference from the information in Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Stockholders to be held May 22, 1998.

                                     PART IV

ITEM 14           EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

(a)(1)   Consolidated Financial Statements

         The following financial statements and notes thereto of Scientific Games Holdings Corp. are incorporated in Item 8 by reference from the Company's 1997 Annual Report to Shareholders:

                                                                                                            Page in Annual
                                                                                                        Report to Shareholders
                                                                                                        ----------------------
         Consolidated Statements of Income, Years ended December 31, 1997, 1996 and 1995                              23

         Consolidated Balance Sheets -- December 31, 1997 and 1996                                                     24

         Consolidated Statements of Cash Flows  -- Years ended December 31, 1997, 1996 and 1995                       25

         Consolidated Statements of Shareholders' Equity, Years ended December 31, 1997, 1996 and 1995                26

         Notes to Consolidated Financial Statements -- December 31, 1997                                            27-35

         Report of Independent Auditors                                                                               35

(a)(2)   Financial Statement Schedules

         Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)   Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of 1997.

(a)(4)   Listing of Exhibits

           The exhibits listed below are filed with or incorporated by reference into this annual report on Form 10-K.

EXHIBIT NO.         DESCRIPTION OF EXHIBIT

3.1                    --  Second Amended and Restated Certificate of
                           Incorporation of Scientific Games Holdings Corp. with Certificate of Designation
3.2                    --  Second Amended and Restated By-Laws of Scientific
                           Games Holdings Corp.(4)
10.2                   --  Agreement by and between the Massachusetts State
                           Lottery Commission and Scientific Games, Inc. dated December 18, 1987 and extensions thereto(1)
10.6                   --  Employment Agreement ("Malloy Employment Agreement")
                           dated as of October 1, 1991 between Scientific Games Operating Corp.(now known as Scientific Games Inc.) and William G. Malloy(1)
10.7                   --  Employment Agreement ("Behm Employment Agreement")
                           dated as of October 1, 1991 between Scientific Games Operating Corp.(now known as Scientific Games Inc.) and William F. Behm(1)
10.8                   --  Employment Agreement ("Little Employment Agreement")
                           dated as of October 1, 1991 between Scientific Games Operating Corp.(now known as Scientific Games Inc.) and Thomas F. Little(1)
10.10                  --  Form of Promissory Note evidencing loans to
                           Management Stockholders(1)

10.16                  --  Second Amendment to Asset Purchase Agreement dated as
                           of October 1, 1991 between Bally Manufacturing Corporation and Scientific Games Operating Corp. (now known as Scientific Games Inc.)(re: Earnout)(1)
10.17                  --  Stockholders' Agreement dated as of July 1, 1993, as
                           amended(1)
10.18                  --  Amended First 1991 Management Stock Option Plan(1)
10.19                  --  Amended Second 1991 Management Stock Option Plan(1)
10.20                  --  1993 Management Stock Option Plan(1)
10.21                  --  Industrial Real Estate Lease dated December 4, 1984
                           between Arroyo One as Landlord and Scientific Games Inc. as Tenant (Gilroy Lease), as amended(1)
10.22                  --  Lease dated April 27, 1987 between Kishimura Bros.
                           and Scientific Games of California, Inc. (Scientific Games of California, Inc. assigned its leasehold interest to Scientific Games Operating Corp., now known as Scientific Games, Inc.), as amended(1)
10.23                  --  Form of Amendment to Malloy Employment Agreement(1)
10.24                  --  Form of Amendment to Behm Employment Agreement(1)
10.25                  --  Form of Amendment to Little Employment Agreement(1)
10.26                  --  Instant Ticket and Associated Products and Services
                           Agreement dated May 4, 1993 by and between Georgia Lottery Corporation and Scientific Games, Inc.(4)
10.31                  --  Form of revised Severance Benefits Agreement(4)
10.32                  --  Amendment to Amended First 1991 Management Stock
                           Option Plan(4)
10.33                  --  Amendment to Amended Second 1991 Management Stock
                           Option Plan(4)
10.34                  --  Amendment to 1993 Management Stock Option Plan(4)
10.35                  --  First Amended and Restated 1993 Directors' Stock
                           Option Plan(4)
10.37                  --  1994 Management Stock Option Plan(6)
10.38                  --  1995/1996 Management Stock Option Plan(6)
10.39                  --  Key Employee Restricted Stock Option Plan(6)
10.40                  --  Severance Benefits Agreement dated as of May 5, 1995,
                           between Scientific Games Holdings Corp. and Cliff O. Bickell(7)
10.42                  --  Key Employee Restricted Stock Plan(6)
10.43                  --  Form of Key Employee Restricted Stock Plan Restricted
                           Stock Award Agreement(7)
10.45                  --  Instant Lottery Tickets Supply Agreement between
                           Thomas De La Rue Limited, Scientific Games Inc. and Camelot Group plc, dated June 15, 1995.(3)(8)
10.46                  --  Credit Agreement for Line of Credit From First Union
                           National Bank of Georgia to Scientific Games Holdings Corp. and Scientific Games Inc. Dated: December 20, 1996(9)
10.47                  --  Rights Agreement dated as of July 10, 1997 between
                           Scientific Games Holdings Corp. and First Union National Bank as Rights Agent(11)
10.48                  --  Amended Bank Credit Agreement
10.49                  --  1998 Employee Stock Purchase Plan, as amended and
                           restated
10.50                  --  Stock Purchase Agreement dated as of April 15, 1997,
                           by and between Scientific Games Holdings Corp. and Autotote Corporation with Respect to All Outstanding Capital Stock of Tele Control Kommunications - und Computersysteme Gesellschaft m.b.h.
10.51                  --  Form of Amendment to Behm Employment Agreement
10.52                  --  Form of Amendment to Little Employment Agreement
11.0                   --  Statement re: computation of per share earnings(loss)
13.1                   --  1997 Annual Report to Shareholders pages 14, 15-35
                           and 37 only
21.0                   --  List of Subsidiaries of Registrant
23.0                   --  Consent of Independent Auditors
27.0                   --  Financial Data Schedule (for SEC use only)

--------------------

         (1) Previously filed with Registration Statement No. 33-65582, filed on July 2, 1993 or as subsequently amended on July 28, 1993, August 9, 1993 or August 20, 1993.

         (2) Previously filed with the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1993.
         (3) Portions of Exhibits 10.28 and 10.43 deemed confidential by the Company have been omitted, were filed separately with the Commission and confidential treatment has been granted for portions of these exhibits.
         (4) Previously filed with the Company's Registration Statement No. 33-75168, filed on February 11, 1994 or as subsequently amended on March 4, 1994.
         (5) Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
         (6) Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
         (7) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
         (8) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
         (9) Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
         (10) Previously filed with the Company's Current Report on Form 8-K dated April 15, 1997 and filed with the Commission on June 30, 1997.
         (11) Previously filed with the Company's Current Report of Form 8-K 8A/A dated August 6, 1997 and filed with the Commission on such date.

(b)      Reports on Form 8-K:  none.

(c)      Executive Compensation Plans and Arrangements.

                    (i) Employment Agreement ("Malloy Employment Agreement") dated as of October 1, 1991 between Scientific Games Operating Corp. (now known as Scientific Games Inc.) and William G. Malloy,
                              Exhibit 10.6(1)
                    (ii) Employment Agreement ("Behm Employment Agreement") dated as of October 1, 1991 between Scientific Games Operating Corp. (now known as Scientific Games Inc.) and William F. Behm, Exhibit 10.7(1)
                    (iii) Employment Agreement ("Little Employment Agreement") dated as of October 1, 1991 between Scientific Games Operating Corp. (now known as Scientific Games Inc.) and Thomas F. Little,
                              Exhibit 10.8(1)
                    (iv)      Amended First 1991 Management Stock Option Plan,
                              Exhibit 10.18(1)
                    (v)       Amended Second 1991 Management Stock Option Plan,
                              Exhibit 10.19(1)
                    (vi)      1993 Management Stock Option Plan, Exhibit
                              10.20(1)
                    (vii)     Form of Amendment to Malloy Employment Agreement,
                              Exhibit 10.23(1)
                    (viii)    Form of Amendment to Behm Employment Agreement,
                              Exhibit 10.24(1)
                    (ix)      Form of Amendment to Little Employment Agreement,
                              Exhibit 10.25(1)
                    (x)       Form of revised Severance Benefits Agreement,
                              Exhibit 10.31(2)
                    (xi) Amendment to Amended First 1991 Management Stock Option Plan, Exhibit 10.32(2)
                    (xii) Amendment to Amended Second 1991 Management Stock Option Plan, Exhibit 10.33(2)
                    (xiii)    Amendment to 1993 Management Stock Option Plan,
                              Exhibit 10.34(2)
                    (xiv)     1994 Management Stock Option Plan, Exhibit
                              10.37(3)
                    (xv)      1995/1996 Management Stock Option Plan, Exhibit
                              10.38(3)
                    (xvi) Severance Benefits Agreement dated as of May 5, 1995, between Scientific Games Holdings Corp and Cliff O. Bickell, Exhibit 10.40(4)
                    (xvii)    Key Employee Restricted Stock Plan, Exhibit
                              10.42(3)
                    (xviii) Form of Key Employee Restricted Stock Plan Restricted Stock Award Agreement, Exhibit 10.43(4)
                    (xix)     Form of Amendment to Behm Employment Agreement,
                              Exhibit 10.51
                    (xx)      Form of Amendment to Little Employment Agreement,
                              Exhibit 10.52

------------------------------------

                    (1) Previously filed with Registration Statement No. 33-65582, filed on July 2, 1993 or as subsequently amended on July 28, 1993, August 9, 1993 or August 20, 1993.
                    (2) Previously filed with Registration Statement No. 33-75168, filed on February 11, 1994 or as subsequently amended on March 4, 1994.
                    (3) Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
                    (4) Previously filed with the Company's Annual Report on Form 10-Q for the quarter ended June 30, 1995.

                                 SIGNATURE PAGE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Scientific Games Holdings Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Alpharetta, and State of Georgia on this 31st day of March, 1998.

                                             Scientific Games Holdings Corp.

                                             By: /s/ William G. Malloy
                                                 -------------------------------
                                             William G. Malloy, Chairman
                                             of the Board, President, and
                                             Chief Executive Officer

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

Signature                           Title                                        Date
---------                           -----                                        ----

/s/ William G. Malloy               Chairman of the Board, President,            March 31, 1998
------------------------------      and Chief Executive Officer
William G. Malloy                   (Principal Executive Officer)



/s/ Cliff O. Bickell                Chief Financial Officer,                     March 31, 1998
------------------------------      Vice President and Treasurer
Cliff O. Bickell                    (Principal Financial and Accounting
                                    Officer)



/s/ Paul F. Balser                  Director                                     March 31, 1998
------------------------------
Paul F. Balser



/s/ William F. Behm                 Director                                     March 31, 1998
------------------------------
William F. Behm



/s/ Mark E. Jennings                Director                                     March 31, 1998
------------------------------
Mark E. Jennings

/s/ Frank S. Jones                  Director                                     March 31, 1998
------------------------------
Frank S. Jones



/s/ Edith K. Manns                  Director                                     March 31, 1998
------------------------------
Edith K. Manns



/s/ Dennis L. Whipple               Director                                     March 31, 1998
------------------------------
Dennis L. Whipple