Form 10-Q
period 1998-03-31
SCIENTIFIC GAMES HOLDINGS CORP
filed 1998-05-15
CIK 880174

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    ---------

                                    FORM 10-Q

(Mark One)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----    THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1998
                              ------------------------------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-----    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

                        Commission file number    000-22298
                                               -----------------

                         Scientific Games Holdings Corp.
------------------------------------------------------------------------
             (Exact name of registrant as specifie in its charter)

         Delaware                        13-3615274
------------------------------------------------------------------------
(State or other jurisdiction of       (IRS identification no.)
   employer)

1500 Bluegrass Lakes Parkway, Alpharetta, Georgia        30004
---------------------------------------------------------------------
(Address of principal executive offices)               (Zip code)


Registrant's telephone number, including area code  (770) 664-3700
                                                   ---------------------

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

                                                 Yes              No
                                                     ------          ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,321,418 shares of Common Stock, $.001 par value per share, as of May 11, 1998.

                         PART I - FINANCIAL INFORMATION

                                                                    Page No.
                                                                    --------
Item 1.  Consolidated Condensed Financial Statements

         Consolidated Condensed Balance Sheets
                  March 31, 1998 and December 31, 1997.................4

         Consolidated Condensed Statements of Earnings
                  Three-month period ended March 31, 1998
                  and March 31, 1997...................................5

         Consolidated Condensed Statements of Cash Flows
                  Three-month period ended March 31, 1998
                  and March 31, 1997...................................6

         Notes to Consolidated Condensed Financial Statements..........7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................9


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................12

Item 2.  Changes in Securities........................................12

Item 6.  Exhibits and Reports on Form 8-K.............................12

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         SCIENTIFIC GAMES HOLDINGS CORP.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                                 March 31,  December 31,
                                                                  1998         1997
                                                               -----------  ------------
                                     ASSETS                    (unaudited)      (1)
CURRENT ASSETS:
  Cash and cash equivalents ..................................   $  6,178   $   2,843
  Trade receivables ..........................................     30,001      34,448
  Inventories ................................................     12,961      11,602
  Prepaid expenses and other current assets ..................      2,732       1,853
  Deferred income tax benefit ................................      1,721       1,681
                                                                 --------   ---------
       Total current assets ..................................     53,593      52,427

PROPERTY AND EQUIPMENT, AT COST:
  Land .......................................................      2,521       2,521
  Buildings ..................................................     11,662      11,662
  Production and other equipment .............................     96,056      90,996
  Construction-in-Progress ...................................      1,087       4,035
                                                                 --------   ---------
                                                                  111,326     109,214
  Less accumulated depreciation and amortization .............     48,501      45,464
                                                                 --------   ---------
                                                                   62,825      63,750
OTHER ASSETS
  Goodwill, net of amortization .............................      34,395      34,448
  Other assets ..............................................      14,436      13,785
                                                                 --------   ---------

                                                                 $165,249   $ 164,410
                                                                 ========   =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ...........................................   $  8,800   $   6,505
  Accrued liabilities ........................................     17,412      19,681
  Income taxes payable .......................................      3,917       4,272
                                                                 --------   ---------
       Total current liabilities .............................     30,129      30,458

LONG-TERM LIABILITIES:
  Credit facility ...........................................      25,571      30,624
  Other long-term liabilities ...............................       2,455       2,092
  Deferred income taxes payable .............................       3,131       3,109

STOCKHOLDERS' EQUITY:
  Common stock par value $.001 per share:
    shares authorized: 25,750,000;
    issued and outstanding shares:12,162,957 at March 31, 1998
    and 11,875,514 at December 31, 1997 ......................         12          12
  Additional paid-in capital .................................     59,020      57,949
  Retained earnings ..........................................     43,633      39,856
                                                                 --------   ---------
                                                                  102,665      97,817
  Less notes receivable from officers for the sale
    of common stock ..........................................          0         (71)
  Cumulative foreign currency translation adjustment .........      1,298         381
                                                                 --------   ---------
       Total stockholders' equity ............................    103,963      98,127
                                                                 --------   ---------
                                                                 $165,249   $ 164,410
                                                                 ========   =========

(1) Derived from audited financial statements

    See accompanying notes.

                         SCIENTIFIC GAMES HOLDINGS CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands except per share data)
                                   (Unaudited)

                                                                              Three-month period
                                                                                ended March 31,
                                                                               1998       1997
                                                                             --------   --------

Revenue ......................................................              $ 48,419   $  45,612
Cost of revenues .............................................                31,557      28,649
                                                                            --------   ---------
                                                                              16,862      16,963

Selling, general and administrative expenses .................                 6,108       5,309
Depreciation and amortization ................................                 4,204       2,590
Interest income ..............................................                    32          73
Other income .................................................                    49           0
Gain/(loss) on foreign currency ..............................                   (10)        151
Interest expense .............................................                   392          51
                                                                            --------   ---------
Income before income taxes ...................................                 6,229       9,237

Income tax expense ...........................................                 2,452       3,750
                                                                            --------   ---------
Net income ...................................................                 3,777       5,487
                                                                            ========   =========

Basic net income per common share ............................              $   0.32   $    0.45
                                                                            ========   =========
Diluted net income per common share ..........................              $   0.31   $    0.44
                                                                            ========   =========

Average common shares outstanding - basic ....................                11,997      12,162
Dilutive effect of stock options and
   nov-vested restricted stock awards ........................                   328         434
                                                                            ========   =========
Average common shares outstanding - diluted ..................                12,325      12,596
                                                                            ========   =========



See accompanying notes.

                         SCIENTIFIC GAMES HOLDINGS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (unaudited)

                                                                  Three-month period
                                                                   ended March 31,
                                                                   1998        1997
                                                                 --------    --------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
    Net earnings .............................................   $  3,777   $   5,487
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
         Depreciation ........................................      3,155       2,132
         Amortization of intangibles .........................      1,052         325
         (Gain)/loss on disposal of property and equipment ...         46         (11)
         Stock compensation expense ..........................        145         327
         Deferred income taxes ...............................        (13)         29
         Changes in operating assets and liabilities:
              Accounts receivable ............................      4,492       3,292
              Inventories ....................................     (1,337)     (1,391)
              Prepaid expenses and other assets ..............     (1,299)     (1,584)
              Accounts payable ...............................      2,231         998
              Accrued liabilities ............................     (2,575)     (3,125)
              Income taxes payable ...........................       (305)      3,242
                                                                 --------   ---------
      Net cash provided by operating activities ..............      9,369       9,721

CASH FLOWS USED IN INVESTING ACTIVITIES
    Proceeds from sales of property and equipment ............          0          13
    Purchases of property and equipment ......................     (2,279)     (2,271)
    Other investing activities ...............................        (27)       (102)
                                                                 --------   ---------
      Net cash used in investing activities ..................     (2,306)     (2,360)

CASH FLOWS USED IN FINANCING ACTIVITIES
    Payments on notes receivable .............................          0          16
    Borrowings under credit facility .........................        294           0
    Payments on credit facility and other long-term debt .....     (5,053)     (3,909)
    Proceeds from the exercise of common stock options .......        926          19
                                                                 --------   ---------
      Net cash used in financing activities ..................     (3,833)     (3,874)
                                                                 --------   ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ......................        105        (129)
NET INCREASE IN CASH AND CASH EQUIVALENTS ....................      3,335       3,358

CASH AND CASH EQUIVALENTS, beginning of period ...............      2,843       6,252
                                                                 --------   ---------
CASH AND CASH EQUIVALENTS, end of period .....................   $  6,178   $   9,610
                                                                 ========   =========
SUPPLEMENTAL CASH FLOWS DISCLOSURE:
    Cash paid for interest ...................................        431          42
                                                                 ========   =========

See accompanying notes.

                         SCIENTIFIC GAMES HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

1.       Basis of Presentation

              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statement disclosures contained in the Company's 1997 Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments considered necessary for a fair presentation (which were of a normal, recurring nature) have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

2.       Inventories

              Inventories consist principally of lottery tickets and materials related to their production, which are valued at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

                                                                            March 31,     December 31,
                                                                              1998            1997
                                                                         -------------   -------------
                                                                                 (In Thousands)
              Finished goods .................................              $  8,373        $   5,841
              Work-in process ................................                   961            1,827
              Raw materials ..................................                 3,627            3,934
                                                                            --------        ---------
                                                                            $ 12,961        $  11,602
                                                                            ========        =========


3.       Contingencies

              Refer to the Company's Form 10-K for the year ended December 31, 1997 for a description of pending legal proceedings, with respect to which there has been the following material development since such date. On April 2, 1998, Seguros del Estado ("Seguros"), the Colombian surety which provided, on behalf of the Company, a $4,000,000 surety bond to Empresa Colombiana de Recursos para la Salud, S.A. ("Ecosalud"), an agency of the Colombian government and former licensor of the Colombian national lottery, brought suit against the Company in the United States District Court for the Northern District of Georgia, Atlanta Division. The plaintiff seeks $2,400,000 for sums paid by Seguros to Ecosalud under the bond on November 1, 1994, plus interest at the Colombian bank rate of interest. The Company has filed a motion to dismiss based on the Colombian statute of limitations of two years and, alternatively, seeking that the case be dismissed on other grounds. Seguros filed a motion for summary judgment with the Court on May 6, 1998 seeking summary judgment on its claim in the amount of $2,400,000, plus $3,246,916 in accrued interest, plus interest thereafter.

4.       Joint Venture Agreement

              In February 1998, the Company announced that it had entered into a joint venture agreement with La Francaise des Jeux, the operator of the French National Lottery, to develop a new generation of on-line terminals incorporating the Company's SciScan Technology(R). The agreement also provides for the assumption by the joint venture of La Francaise des Jeux's terminal and software maintenance contracts with six German State Lottery customers. The joint venture is subject to the approval of the French Minister of Finance and the execution of definitive agreements for products and services.

5.       Comprehensive Income

              As of January 1, 1998, the Company adopted Financial Accounting Standard No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, if any, and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income.

         During the first quarter of 1998 and 1997, total comprehensive income amounted to $4,694,000 and $5,144,000 respectively.

                        SCIENTIFIC GAMES HOLDINGS CORP.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

General

         The Company's revenues are generated from the sale of instant tickets to lotteries and promotional (commercial) customers, from the provision of cooperative services, instant ticket hardware and software system development and services, pull-tab tickets, and on-line lottery hardware and software system development. Instant ticket revenues are generally based on a price per 1,000 tickets. Revenues from the sale of tickets, cooperative services, software and hardware development may be recognized based upon ticket shipments, a percentage of the lottery's instant ticket sales to the public, a contracted price, a license agreement, an equipment lease agreement or any combination of the foregoing. Current on-line revenues are generated from the sale of hardware and software to lotteries, as well as support and maintenance contracts on the on-line systems.

To date in 1998, the Company has received a one-year extension on its current instant ticket contract with the South Dakota Lottery, several smaller orders from new and existing international customers and has received contracts in Europe for promotional tickets for the 1998 World Cup.

Results of Operations

Three-month period ended March 31, 1998 compared to three-month period ended March 31, 1997.

         Revenues for the three-month period ended March 31, 1998 increased $2.8 million, or 6.2% over the revenues for the three-month period ended March 31, 1997. The increase was primarily due to additional revenues of $4.4 million generated from Scientific Games Kommunikations - und Computersysteme A.G. (SG Austria), which was acquired in April 1997 and higher revenues of $3.3 million from the existing domestic customer base. The increase was partially offset by fewer sales from the United States to promotional and international customers and a reduction in revenues from pull tab tickets as a result of the sale of substantially all of the assets of the Company's former pull-tab subsidiary GameTec, Inc. (GameTec) (Refer to the Company's 10-K for the year ended December 31, 1997 for a description of the SG Austria acquisition and the GameTec disposition.)

         Gross margins decreased to 34.8% for the three-month period ended March 31, 1998 from 37.2% for the three-month period ended March 31, 1997. The margin decline was mainly attributable to lower equivalent sales prices charged on lottery contracts awarded subsequent to March 31, 1997 and lower export sales. The lower equivalent sales prices were a result of competitive pricing pressures in the industry. The margin decline was partially offset by the addition of SG Austria's operations.

         Selling, general and administrative (SG&A) expenses for the three-month period ended March 31, 1998 increased $799,000, or 15.0%, over the same period of 1997. SG&A expenses increased as a percentage of revenues to 12.6% from 11.6%. The increase was due primarily to the additional SG&A costs resulting from the 1997 expansion of international operations, which were not present in the comparable period (including the 1997 acquisition of SG Austria and the establishment of a sales branch in South Africa).

         Depreciation and amortization increased for the three-month period ended March 31, 1998 by $1.6 million or 62.3% over the comparable period of 1997 due primarily to additional depreciation attributable to SciScan units placed in service during the second half of 1997, increased amortization from new contract start-up costs and amortization of goodwill related to the acquisition of SG Austria.

         Interest income for the three-month period ended March 31, 1998 decreased $41,000, or 56%, compared to the three-month period ended March 31, 1997. The decrease was attributable to lower cash and cash equivalents for the same comparable periods. The ending balances in cash and cash equivalents decreased by $3.4 million to $6.2 million. The decrease in cash and cash equivalents was due to the use of funds in connection with with the financing of the acquisition of SG Austria and the repurchase of 302,000 shares of the Company's Common Stock during second quarter of 1997.

         Other income for the three-month period ended March 31, 1998 increased by $49,000 or 100% over the same period of 1997. The increase was attributable to the recognition of a minority partner's share of operational expenditures of a domestic joint venture, and was offset by a loss on the sale of certain assets to a lottery customer in 1998.

         Gain/(loss) on foreign currency for the three-month period ended March 31, 1998 resulted in a loss of $10,000 compared with a gain of $151,000 for the same period 1997. The loss resulted from fluctuations in exchange rate on instant ticket contracts for a European customer.

         Interest expense for the three-month period ended March 31, 1998 increased $341,000 from the three-month period ended March 31, 1997. The increase was due to the increase in the balance outstanding under the Company's Bank Credit Agreement (refer to the Company's 10-K for the year ended December 31, 1997 for a description of the Company's Bank Credit Agreement) compared to the prior period.

         Income tax expense for the period ended March 31, 1998 decreased $1.3 million, or 34.6% as compared to the same three-month period of 1997 due to a decrease in pre-tax earnings. The effective tax rate for the three month periods ended March 31, 1998 and March 31, 1997 was 39.4% and 40.5%, respectively.

         As a result of the foregoing, net earnings for the three-month period ended March 31, 1998 were $3.8 million compared to $5.5 million for the period ended March 31, 1997.

Liquidity and Capital Resources

         For the three-month period ended March 31, 1998, net cash provided by operating activities decreased by $224,000 to $9.4 million from $9.6 million for the comparable period in 1997. Working capital was positively impacted by a decrease in accounts receivable of $4.5 million. Net cash decreased, however, due to an increase in inventories of $1.3 million, an increase in prepaid expenses and other assets of $1.3 million and a decrease in current liabilities of approximately $329,000, which exceeded the contributions made to working capital by the decrease in accounts receivable. Cash provided by operations was used to purchase additional property and equipment and make payments on the outstanding balance of the Bank Credit Agreement.

         Net cash used in investing activities for the three-month period ended March 31, 1998 increased by approximately $438,000 to $2.7 million from $2.3 million for the three-month period ended March 31, 1997. The increase was attributable to the purchase of additional property and equipment and the funding of joint venture activities.

         The Company's financing activities used cash of $3.8 million and $3.9 million for the three months ended March 31 in 1998 and 1997 respectively. Cash provided by operations for the three month period ended March 31, 1998. was used to make payments of approximately $5.1 million on the Company's Bank Credit Agreement. Borrowings under the Bank Credit Agreement were $25.6 million at March 31, 1998. At March 31 and May 1, 1998, the Company had the capacity to borrow an additional $54.4 million and $55.1 million, respectively under the Bank Credit Agreement.

         The Company believes that funds provided by operations, available borrowings under its Bank Credit Agreement, and current amounts of cash and cash equivalents will be sufficient to meet its capital requirements and fund future growth for at least the next twelve months.

Forward-Looking Statements

         This Quarterly Report on Form 10-Q contains certain statements and projections (including statements concerning plans and objectives of management for future operations and services and statements concerning revenue expectations), other than those covering historical information, that should be considered forward-looking and subject to certain risks and uncertainties. Such forward-looking statements are based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results might differ materiality from the plans envisioned in, or results projected by, those statements if the Company's assumptions prove to be incorrect or for a variety of other reasons, including those relating to factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as part of a Cautionary Statement for purposes of such safe harbor. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         Refer to the Company's Form 10-K for the year ended December 31, 1997 for a description of pending legal proceedings, with respect to which there has been the following material development since such date. On April 2, 1998, Seguros del Estado ("Seguros"), the Colombian surety which provided, on behalf of the Company, a $4,000,000 surety bond to Empresa Colombiana de Recursos para la Salud, S.A. ("Ecosalud"), an agency of the Colombian government and former licensor of the Colombian national lottery, brought suit against the Company in the United States District Court for the Northern District of Georgia, Atlanta Division. The plaintiff seeks $2,400,000 for sums paid by Seguros to Ecosalud under the bond on November 1, 1994, plus interest at the Colombian bank rate of interest. The Company has filed a motion to dismiss based on the Colombian statute of limitations of two years and, alternatively, seeking that the case be dismissed on other grounds. Seguros filed a motion for summary judgment with the Court on May 6, 1998 seeking summary judgment on its claim in the amount of $2,400,000, plus $3,246,916 in accrued interest, plus interest thereafter.

Items 2,3,4 and 5 are not applicable and have been omitted.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  #11                    Computation of Per Share Earnings
                  #27                    Financial Data Schedule (for SEC use
                                         only)

         (b)     Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended
March 31, 1998.


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SCIENTIFIC GAMES HOLDINGS CORP.

Date:  May 15, 1998                 By:      /s/WILLIAM G. MALLOY
                                             -----------------------------------
                                                 William G. Malloy
                                                 President and
                                                 Chief Executive Officer

Date:  May 15, 1998                 By:      /s/CLIFF O. BICKELL
                                             -----------------------------------
                                                Cliff O. Bickell
                                                Vice President, Treasurer,
                                                and Chief Financial Officer