Form 10-Q
period 1998-06-30
SCIENTIFIC GAMES HOLDINGS CORP
filed 1998-08-14
CIK 880174

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q

(MARK ONE)

     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    ---   EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED        JUNE 30, 1998
                               -----------------------------------------------
                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    ---   EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO
                               -------------     ----------------------------

                       COMMISSION FILE NUMBER   000-22298
                                              -------------

                         SCIENTIFIC GAMES HOLDINGS CORP.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                    13-3615274
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                   (IRS IDENTIFICATION NO.)
   EMPLOYER)


1500 BLUEGRASS LAKES PARKWAY, ALPHARETTA, GEORGIA             30004
-------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)



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

                              YES    X         NO
                                 ---------       ---------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     INDICATE BY CHECK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.
                              YES            NO
                                 ---------      ---------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 12,378,016 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE, AS OF AUGUST 3, 1998.

                         PART I - FINANCIAL INFORMATION

                                                                    Page No.
                                                                    --------

 Item 1.  Consolidated Condensed Financial Statements

          Consolidated Condensed Balance Sheets
               June 30, 1998 and December 31, 1997..................4

          Consolidated Condensed Statements of Operations
               Three-month period ended June 30, 1998
               and June 30, 1997
               Six-month period ended June 30, 1998
               and June 30, 1997....................................5

          Consolidated Condensed Statements of Cash Flows
               Six-month period ended June 30, 1998
               and June 30, 1997....................................6

          Notes to Consolidated Condensed Financial Statements......7

 Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................9


                     PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.........................................15

Item 4.  Submission of Matters to a Vote of Security Holders.......15

Item 6.  Exhibits and Reports on Form 8-K..........................16

SIGNATURES.........................................................16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        SCIENTIFIC GAMES HOLDINGS CORP.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)



                                                                June 30,      December 31,
                                                                  1998            1997
                                                              ------------    -----------
                                   ASSETS                      (unaudited)        (1)
CURRENT ASSETS:
  Cash and cash equivalents ..............................      $   6,675      $   2,843
  Trade receivables ......................................         31,904         34,448
  Inventories ............................................         12,958         11,602
  Prepaid expenses and other current assets ..............          2,949          1,853
  Deferred income tax benefit ............................          1,820          1,681
                                                                ---------      ---------
     Total current assets ................................         56,306         52,427

PROPERTY AND EQUIPMENT, AT COST:
  Land ...................................................          2,521          2,521
  Buildings ..............................................         11,662         11,662
  Production and other equipment .........................         97,359         90,996
  Construction-in-Progress ...............................          1,458          4,035
                                                                ---------      ---------
                                                                  113,000        109,214
  Less accumulated depreciation and amortization .........         51,718         45,464
                                                                ---------      ---------
                                                                   61,282         63,750
OTHER ASSETS
  Goodwill, net of amortization ..........................         33,925         34,448
  Other assets ...........................................         13,805         13,785
                                                                ---------      ---------
                                                                $ 165,318      $ 164,410
                                                                =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable .......................................      $   8,270      $   6,505
  Accrued liabilities ....................................         16,810         19,681
  Income taxes payable ...................................          3,188          4,272
                                                                ---------      ---------
     Total current liabilities ...........................         28,268         30,458

LONG-TERM LIABILITIES:
  Credit facility ........................................         18,847         30,624
  Other long-term liabilities ............................          2,410          2,092
  Deferred income taxes payable ..........................          3,438          3,109

STOCKHOLDERS' EQUITY:
  Common stock par value $.001 per share:
    shares authorized: 25,750,000;
    issued and outstanding shares:
    12,375,173 at June 30, 1998
    and 11,875,514 at December 31, 1997 ..................             12             12
 Additional paid-in capital ..............................         62,809         57,949
 Retained earnings .......................................         48,484         39,856
                                                                ---------      ---------
                                                                  111,305         97,817
 Less notes receivable from officers for the sale
   of common stock .......................................              0            (71)
Cumulative foreign currency translation adjustment .......          1,050            381
                                                                ---------      ---------
     Total stockholders' equity ..........................        112,355         98,127
                                                                ---------      ---------
                                                                $ 165,318      $ 164,410
                                                                =========      =========


(1) Derived from audited financial statements

See accompanying notes.

                        SCIENTIFIC GAMES HOLDINGS CORP.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                      Three-month period            Six-month period
                                                         ended June 30,               ended June 30,
                                                     1998           1997           1998          1997
                                                   --------       --------       --------      --------
Revenues ....................................      $ 51,567       $ 50,511       $ 99,986      $ 96,123
Cost of revenues ............................        32,735         30,983         64,292        59,632
                                                   --------       --------       --------      --------
                                                     18,832         19,528         35,694        36,491

S, G & A expenses ...........................         6,170          6,539         12,278        11,848
Depreciation and amortization ...............         4,323          3,117          8,527         5,707
In-process technology write-off .............             0         10,102              0        10,102
Pull-tab business write-off .................             0          4,000              0         4,000
                                                   --------       --------       --------      --------
                                                      8,339         (4,230)        14,889         4,834

Interest income .............................            64            141             96           214
Other income ................................            74              0            123             0
Gain/(loss) on foreign currency .............            38            (23)            28           128
Interest expense ............................           412            221            804           272
                                                   --------       --------       --------      --------
Income (loss) before income taxes ...........         8,103         (4,333)        14,332         4,904
Income tax expense ..........................         3,250          2,320          5,703         6,070
                                                   --------       --------       --------      --------

Net income(loss) ............................      $  4,853       $ (6,653)      $  8,629      $ (1,166)
                                                   ========       ========       ========      ========

Basic net income(loss) per common share .....      $   0.39       $  (0.55)      $   0.71      $  (0.10)
                                                   ========       ========       ========      ========
Diluted net income(loss) per common share ...      $   0.39       $  (0.55)      $   0.70      $  (0.10)
                                                   ========       ========       ========      ========

Average common shares outstanding - basic ...        12,316         12,142         12,153        12,152
Dilutive effect of stock options and
   non-vested restricted stock awards .......           189            421            251           428
                                                   --------       --------       --------      --------
Average common shares outstanding-diluted ...        12,505         12,563         12,404        12,580
                                                   ========       ========       ========      ========

See accompanying notes

                        SCIENTIFIC GAMES HOLDINGS CORP.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                     Six-month period
                                                                       ended June 30,
                                                                    1998            1997
                                                                    ----            ----
CASH FLOW PROVIDED BY OPERATING ACTIVITIES
  Net earnings(loss) .......................................      $   8,629       $  (1,166)
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
     Depreciation ..........................................          6,421           4,766
     Amortization of intangibles ...........................          2,106             941
     Gain on disposal of property and equipment ............             (7)            (63)
     Stock compensation expense ............................            285             654
     Other .................................................              0             311
     Deferred taxes ........................................            198          (3,560)
     Changes in operating assets and liabilities:
        Accounts receivable ................................          1,396           4,040
        Inventories ........................................         (1,336)          2,338
        Prepaid expenses and other assets ..................         (2,193)          8,805
        Accounts payable ...................................          2,880          (4,085)
        Accrued liabilities ................................         (2,768)          2,903
        Income taxes payable ...............................         (1,036)          2,298
                                                                  ---------       ---------
     Net cash provided by operating activities .............         14,575          18,183

CASH FLOWS USED IN INVESTING ACTIVITIES
  Proceeds from sales of property and equipment ............            131              13
  Purchases of property and equipment ......................         (4,080)         (7,151)
  Acquisitions of businesses net of cash acquired ..........              0         (24,218)
  Other investing activities ...............................           (481)              0
                                                                  ---------       ---------
     Net cash used in investing activities .................         (4,430)        (31,356)

CASH FLOWS USED IN FINANCING ACTIVITIES
  Payments on notes receivable .............................              0              16
  Borrowings under credit facility .........................          1,068          20,846
  Repayment of debt ........................................        (11,777)         (7,055)
  Repurchase of common stock ...............................              0            (519)
  Proceeds of exercise of common stock options .............          4,575              28
                                                                  ---------       ---------
     Net cash (used) in provided by financing activities ...         (6,134)         13,316
                                                                  ---------       ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ....................           (179)              0
                                                                  ---------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS ..................          3,832             143

CASH AND CASH EQUIVALENTS, beginning of period .............          2,843           6,252
                                                                  ---------       ---------
CASH AND CASH EQUIVALENTS, end of period ...................      $   6,675       $   6,395
                                                                  =========       =========
SUPPLEMENTAL CASH FLOWS DISCLOSURE:
     Cash paid for interest ................................      $ 786,257       $ 125,431
                                                                  =========       =========

See accompanying notes.

                        SCIENTIFIC GAMES HOLDINGS CORP.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1.   Basis of Presentation

          The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statement disclosures contained in the Company's 1997 Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments considered necessary for a fair presentation (which were of a normal, recurring nature) have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

2.   Inventories

          Inventories consist principally of lottery tickets and materials related to their production, which are valued at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:


                                               June 30,    December 31,
                                                 1998        1997
                                              ---------    -----------
                                                  (In Thousands)

             Finished goods................     $ 7,782     $ 5,841
             Work-in-process...............       1,175       1,827
             Raw materials.................       4,001       3,934
                                                -------     -------
                                                $12,958     $11,602
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

4.   Acquisition

          On April 15, 1997, the Company completed its stock acquisition of TeleControl Kommunications-Und Computersysteme Aktiengesellschaft (hereafter referred to as "SG Austria"), an on-line lottery and transaction company located in Vienna, Austria, from Autotote Corporation. The purchase price was $26.6 million including a post closing $1.7 million valuation adjustment paid to Autotote with SG Austria's acquired cash. The purchase was accounted for under the purchase method of accounting. The purchase price was allocated to approximately $5.1 million of net assets and to a one-time write-off of $10.1 million in connection with in-process technology costs, with the remainder allocated to goodwill to be amortized over 15 years.

          The following table summarizes the Company's estimated pro forma results of operations as if the purchase of SG Austria occurred on January 1, 1997 (refer to the Company's 10-K for the year ended December 31, 1997 for a description of the SG Austria acquisition).

                                                           Six-month period
                                                            ended June 30,
          (In thousands, except per share amounts)        1998          1997
          --------------------------------------------------------------------
          Revenues                                       $99,986      $98,892
          Net income                                       8,629       (1,397)
          Earnings (loss) per common share                  0.70        (0.11)


          The pro forma results presented above include adjustments to reflect interest expense on borrowings for the acquisitions, amortization of assets acquired including intangibles, certain management expenses related to the Company's combined operations, the $10.1 million in-process technology write-off and the income-tax effect of such pro forma adjustments and income taxes on earnings. The pro forma adjustments are based upon an allocation of the purchase price.

          These pro forma unaudited results of operations do not purport to represent what the Company's actual results of operations would have been if the acquisition of SG Austria had occurred on January 1, 1997, and should not serve as a forecast of the Company's operating results for any future periods. The pro forma adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time. However, the full impact of potential cost savings has not been reflected in the pro forma results presented above, although there can be no assurances such cost savings will be achieved.

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

          Total comprehensive income amounted to $4,605 and $9,298 during the three and six-months ended June 30, 1998, respectively.

6.   Accounting Policies Not Yet Adopted

          In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and for Hedging Activities. Statement 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. Statement No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the different types of hedges. Though the accounting treatment and criteria for each type of hedge is unique, they all result in recognizing offsetting changes in value or cash flows of both the hedge and the hedged item in earnings in the same period. Changes in fair value of derivatives that do not meet the hedge criteria are included in earnings in the period of the change.

          In April 1998, AcSEC issued SOP 98-5, Reporting on the Costs of Start-Up Activities. Start-up costs, including organizational costs, are expensed as incurred under the SOP. Upon adoption, the SOP requires the write-off, as a cumulative effect of a change in accounting principle, of any previously capitalized start-up or organizational costs.

          The Company plans to adopt Statement No. 133 in 2000 and SOP 98-2 in 1999, but has not yet completed its analysis of the impact, if any, that Statement No. 133 and SOP 98-2 may have on its financial statements.

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

     To date in 1998, the Company has received a contract extension to produce instant tickets for the Colorado Lottery through June 2000. The Company was awarded one-year extensions on its current instant ticket contracts with the South Dakota Lottery, the D.C. Lottery, the Washington State Lottery and a nine-month extension with the Massachusetts Lottery. In addition, the Company has received several smaller orders from new and existing international customers for instant and promotional tickets.

     Management anticipates that lottery contracts awarded or re-awarded to the Company during 1997 and 1998 and the orders thereunder will have lower equivalent prices than charged in the previous contracts. The profit margin impact associated with the potential equivalent lower prices will be dependent upon what offset the level of orders from new and existing customers, production efficiencies and other economies of scale may provide. While the Company has frequently been awarded new contracts when its prior domestic contracts and extensions have expired, there can be no assurance, however, that any of the Company's contracts will be extended or that it will be awarded new contracts as a result of competitive procurement processes in the future. Nor can any assurances be given with respect to the Company's ability to offset, in whole or in part, the effects of intensified price competition.

     On May 21, 1998 the Board of Directors approved the purchase in the open market over twenty-four months of up to 20% or approximately 2.5 million shares of the Company's common stock. The Company currently has approximately 12.4 million outstanding shares of common stock.

RESULTS OF OPERATIONS

Three-month period ended June 30, 1998 compared to three-month period ended June 30, 1997.

     Revenues for the three-month period ended June 30, 1998 increased $1.1 million, or 2.1% over the revenues for the three-month period ended June 30, 1997. The increase was primarily due to a $5.7 million net increase in revenue from instant ticket customers, which resulted from the addition of a new instant ticket customer, the providing of additional services and the obtaining of additional sales to certain existing customers, offset by lower prices to certain customers due to new or re-negotiated contracts. In addition, revenue increased approximately $900,000 due to the addition of a new domestic systems customer. The increase in net revenues was partially offset by a reduction in international system revenues of approximately $3.6 million primarily due to a one-time sale in the period ended June 30, 1997, a decline in international instant ticket customer sales of $800,000 and a reduction in revenues of $1.1 million from pull tab tickets as a result of the sale of substantially all of the assets of the Company's former pull-tab subsidiary GameTec, Inc. (GameTec) (Refer to the Company's 10-K for the year ended December 31, 1997 for a description of the GameTec disposition.)

     Gross margins decreased to 36.5% for the three-month period ended June 30, 1998 from 38.7% for the three-month period ended June 30, 1997. The margin decline was mainly attributable to lower equivalent sales prices charged on lottery contracts awarded subsequent to June 30, 1997. The lower equivalent sales prices were a result of competitive pricing pressures in the industry. The margin decline was partially offset by higher margins from the international systems business and improved efficiencies at the Company's production facilities.

     Selling, general and administrative (SG&A) expenses for the three-month period ended June 30, 1998 decreased $369,000, or 5.6%, over the same period of 1997. SG&A expenses decreased as a percentage of revenues to 12.0% from 13.0%. The decrease was due primarily to a reduction in SG&A expenses as a result of efficiencies made in reducing SG&A expenses. The decrease was partially offset by higher SG&A expenses related to The Daily Race Game(TM) joint venture introduced in January 1998 and the June 1997 establishment of a sales branch in South Africa.

     Depreciation and amortization increased for the three-month period ended June 30, 1998 by $1.2 million or 38.7% over the comparable period of 1997 due primarily to additional depreciation attributable to capital expenditures, including SciScan units that were placed in service during the second half of 1997 and the first half of 1998 and increased amortization from new contract start-up costs.

     During the three-month period ended June 30, 1998, the Company did not incur the one-time write-offs experienced in the comparable period June 30, 1997. In the prior year comparable period, the Company recognized a one-time write-off of $10.1 million for in-process technology acquired in connection with the April 15, 1997 acquisition of SG Austria and a write-off of $4.0 million (pre-tax) was recognized in the second quarter of 1997 for the anticipated losses from the disposition of assets of its GameTec subsidiary (refer to the Company's 10-K for the year ended December 31, 1997 for a description of the SG Austria acquisition and the disposition of its pull-tab business).

     Interest income for the three-month period ended June 30, 1998 decreased 77,000, or 54.6%, compared to the three-month period ended June 30, 1997. The decrease was attributable to lower average cash and cash equivalents balances during the same comparable periods. The lower average cash and cash equivalents balances were due to the use of funds to repay amounts due under the Company's Bank Credit Agreement.

     Gain/(loss) on foreign currency for the three-month period ended June 30, 1998 resulted in a gain of $38,000 compared with a loss of $23,000 for the same period 1997. The gain primarily resulted from fluctuations in exchange rates on instant ticket contracts for a European customer.

     Interest expense for the three-month period ended June 30, 1998 increased $191,000, or 86.4% from the three-month period ended June 30, 1997. The increase was due to the increase in the average balance outstanding under the Company's Bank Credit Agreement during the three month period ended June 30, 1998(refer to the Company's 10-K for the year ended December 31, 1997 for a description of the Company's Bank Credit Agreement) compared to the prior period.

     Income tax expense for the period ended June 30, 1998 increased $930,000, or 40.0% as compared to the same three-month period of 1997 due to an increase in pre-tax earnings. The effective tax rate for the three month periods ended June 30, 1998 and June 30, 1997, before the one-time write-off of in-process technology discussed earlier was 40.1% and 39.7%, respectively.

     As a result of the foregoing, net earnings for the three-month period ended June 30, 1998 were $4.9 million compared to net loss of $6.7 million for the period ended June 30, 1997. The increase in net earnings was primarily due to the one-time write-offs in 1997 discussed earlier. Net earnings without these one-time write-offs would have been $5.8 million for the quarter ended June 30, 1997.


Six-month period ended June 30, 1998 compared to six-month period ended June 30, 1997.

     Revenues for the six-month period ended June 30, 1998 increased $3.9 million, or 4.0% over the revenues for the six-month period ended June 30, 1997. The increase was primarily due to a $7.8 million net increase in revenue from instant ticket customers, which resulted from the addition of a new instant ticket customer, the providing of additional services and the obtaining of additional sales to certain existing customers, offset by lower prices to certain customers due to new or re-negotiated contracts. In addition, revenue increased approximately $1.7 million from the addition of a new domestic systems customer and a net $600,000 increase from international systems customers as a result of a full six months of ownership of the SG Austria. The increase in net revenues was partially offset by a decline in international instant ticket customer sales of $4.5 million and a reduction in revenues of $1.9 million from pull tab tickets as a result of the sale of substantially all of the assets of GameTec as discussed previously.

     Gross margins decreased to 35.7% for the six-month period ended June 30, 1998 from 38.0% for the six-month period ended June 30, 1997. The margin decline was mainly attributable to lower equivalent sales prices charged on lottery contracts awarded subsequent to June 30, 1997 and lower international instant ticket sales. The lower equivalent sales prices were a result of competitive pricing pressures in the industry. The margin decline was partially offset by the addition of SG Austria's operations.

     Selling, general and administrative (SG&A) expenses for the six-month period ended June 30, 1998 increased $430,000, or 3.6%, over the same period of 1997. As a percentage of revenues, SG&A expenses remained constant at 12.3%. The increase was due primarily to the additional SG&A expenses resulting from the addition of SG Austria's operations in April 1997, expenses related to The Daily Race Game(TM) joint venture introduced in January 1998 and the June 1997 establishment of a sales branch in South Africa. The increase was partially offset by efficiencies made in reducing SG&A expenses.

     Depreciation and amortization increased for the six-month period ended June 30, 1998 by $2.8 million or 49.4% over the comparable period of 1997 due primarily to additional depreciation attributable to capital expenditures, including SciScan units placed in service during the second half of 1997, increased amortization from new contract start-up costs and amortization of goodwill and additional fixed assets related to the acquisition of SG Austria.

     Interest income for the six-month period ended June 30, 1998 decreased $118,000, or 55%, compared to the six-month period ended June 30, 1997. The decrease was attributable to lower average cash and cash equivalents balances during the same comparable periods. The lower average cash and cash equivalents balances were due to the use of funds in connection with the financing of the acquisition of SG Austria and the repurchase of 302,000 shares of the Company's Common Stock during second quarter of 1997.

     Gain/(loss) on foreign currency for the six-month period ended June 30, 1998 resulted in a gain of $28,000 compared with a gain of $128,000 for the same period 1997. The gains primarily resulted from fluctuations in exchange rates on instant ticket contracts for a European customer.

     Interest expense for the six-month period ended June 30, 1998 increased $532,000, or 195.5% from the six-month period ended June 30, 1997. The increase was due to the increase in the average balance outstanding under the Company's Bank Credit Agreement, due to the use of funds to acquire SG Austria (refer to the Company's 10-K for the year ended December 31, 1997 for a description of the Company's Bank Credit Agreement) compared to the prior period.

     Income tax expense for the period ended June 30, 1998 decreased $367,000, or 6.1% as compared to the same six-month period of 1997 due to a decrease in pre-tax earnings. The effective tax rate for the three month periods ended June 30, 1998 and June 30, 1997, before the one-time write-off of in-process technology discussed earlier was 39.8% and 40.3%, respectively.

     As a result of the foregoing, net earnings for the six-month period ended June 30, 1998 were $8.6 million compared to a net loss of $1.2 million for the period ended June 30, 1997. The increase in net earnings was due to the one-time write-offs in 1997 discussed earlier. Net earnings without these one-time write-offs would have been $11.3 million for the quarter ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     For the six-month period ended June 30, 1998, net cash provided by operating activities decreased by $3.6 to $14.6 million from $18.2 million for the comparable period in 1997. Working capital was positively impacted by a decrease in accounts receivable of $1.4 million. Net cash decreased, however, due to an increase in inventories of $1.3 million and an increase in prepaid expenses and other assets of $2.2 million. Cash provided by operations was used to purchase additional property and equipment and make payments on the outstanding balance of the Bank Credit Agreement.

     Net cash used in investing activities for the six-month period ended June 30, 1998 decreased by approximately $26.5 million to $4.8 million from $31.4 million for the six-month period ended June 30, 1997. The decrease was attributable to the purchase of less property and equipment in 1998 than in 1997 and the April 1997 acquisition of SG Austria for net cash of $24.2 million.

     The Company's financing activities used cash of $6.1 million and provided $13.3 million for the six-months period ended June 30 in 1998 and 1997 respectively. Cash provided by operations for the six-month period ended June 30, 1998, was used to make payments of approximately $11.2 million on the Company's Bank Credit Agreement. Borrowings under the Bank Credit Agreement were $18.9 million at June 30, 1998. At June 30 and August 1, 1998, the Company had the capacity to borrow an additional $61.1 million and $61.9 million, respectively under the Bank Credit Agreement.

     The Company believes that funds provided by operations, available borrowings under its Bank Credit Agreement, and current amounts of cash and cash equivalents will be sufficient to meet its capital requirements and fund future growth for at least the next twelve months.



FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains certain statements and projections (including statements concerning plans and objectives of management for future operations and services and statements concerning revenue expectations), other than those covering historical information, that should be considered forward-looking and subject to certain risks and uncertainties. Such forward-looking statements are based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results might differ materiality from the plans envisioned in, or results projected by, those statements if the Company's ssumptions prove to be incorrect or for a variety of other reasons, including those relating to factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as part of a Cautionary Statement for purposes of such safe harbor. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

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


ITEMS 2,3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Company's shareholders was held on May 22, 1998. At the meeting the following matters were voted upon, with the following results:

1. Election of Directors. The following directors were elected, for terms ending at the annual meeting in the year indicated:


                      Term     Votes Votes
  Name of Director   Ending      In Favor     Against  Abstentions    Non-votes
  ----------------   ------    -----------    -------  -----------    ---------
  Mark E. Jennings    2001      10,264,014        0      18,879       1,822,921

  William F. Behm     2001      10,264,014        0      18,879       1,822,921



2. Approval of 1998 Employee Stock Purchase Plan. The 1998 Employee Stock Purchase Plan allows employees of the Company to purchase stock of the Company at discounted rates. The results of the voting with respect to the 1998 Employee Stock Purchase Plan were as follows:


      Votes            Votes
     In Favor         Against      Abstentions          Non-votes
     ---------        -------      -----------          ---------
     9,138,267        1,137,990       6,636             1,822,921

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


     (a) Exhibits

          #11       Computation of Per Share Earnings
          #27       Financial Data Schedule (for SEC use only)

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the six-months ended June 30, 1998


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SCIENTIFIC GAMES HOLDINGS CORP.



Date:  August 14, 1998             By:  /s/ WILLIAM G. MALLOY
                                        -----------------------------
                                          William G. Malloy
                                          President and
                                          Chief Executive Officer


Date:  August 14, 1998             By:  /s/ CLIFF O. BICKELL
                                        -----------------------------
                                          Cliff O. Bickell
                                          Vice President, Treasurer,
                                          and Chief Financial Officer