Form 10-Q
period 1998-09-30
SCIENTIFIC GAMES HOLDINGS CORP
filed 1998-11-17
CIK 880174

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(MARK ONE)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
-----    THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED        SEPTEMBER 30, 1998
                               ------------------------------------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
-----    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO
                              ---------------  --------------------------------

                        COMMISSION FILE NUMBER 000-22298
                                              -----------

                         SCIENTIFIC GAMES HOLDINGS CORP.
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                        13-3615274
-------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                    (IRS IDENTIFICATION NO.)
           EMPLOYER)

1500 BLUEGRASS LAKES PARKWAY, ALPHARETTA, GEORGIA             30004
-------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (770) 664-3700
                                                  -----------------------------

-------------------------------------------------------------------------------
         FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT.

         INDICATE BY CHECK [X] WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                           YES    X         NO
                                              ----------       ----------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         INDICATE BY CHECK [X] WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.

                                           YES              NO
                                              ----------       ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 11,970,974 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE, AS OF NOVEMBER 1, 1998.

                         PART I - FINANCIAL INFORMATION


                                                                                     Page No.
                                                                                     --------
Item 1.  Consolidated Condensed Financial Statements

         Consolidated Condensed Balance Sheets
                  September 30, 1998 and December 31, 1997 ...................          4

         Consolidated Condensed Statements of Operations
                  Three-month period ended September 30, 1998
                  and September 30, 1997
                  Nine-month period ended September 30, 1998
                  and September 30, 1997 .....................................          5

         Consolidated Condensed Statements of Cash Flows
                  Nine-month period ended September 30, 1998
                  and September 30, 1997 .....................................          6

         Notes to Consolidated Condensed Financial Statements ................          7


Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ........................         10


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................         19

Item 6.  Exhibits and Reports on Form 8-K ....................................         19

SIGNATURES ...................................................................         19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         SCIENTIFIC GAMES HOLDINGS CORP.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                September 30,  December 31,
                                                                   1998            1997
                                                                -------------  ------------
                           ASSETS                               (unaudited)         (1)
CURRENT ASSETS:
  Cash and cash equivalents ...............................      $  7,633      $   2,843
  Trade receivables .......................................        34,566         34,448
  Inventories .............................................        13,963         11,602
  Prepaid expenses and other current assets ...............         1,873          1,853
  Deferred income tax benefit .............................         1,976          1,681
                                                                 --------      ---------
         Total current assets .............................        60,011         52,427

PROPERTY AND EQUIPMENT, AT COST:
  Land ....................................................         2,521          2,521
  Buildings ...............................................        11,664         11,662
  Production and other equipment ..........................        99,991         90,996
  Construction-in-Progress ................................         1,842          4,035
                                                                 --------      ---------
                                                                  116,018        109,214
  Less accumulated depreciation and amortization ..........        55,301         45,464
                                                                 --------      ---------
                                                                   60,717         63,750
OTHER ASSETS
  Goodwill, net of amortization ...........................        33,455         34,448
  Other assets ............................................        13,041         13,785
                                                                 --------      ---------

                                                                 $167,224      $ 164,410
                                                                 ========      =========
              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ........................................      $  6,833      $   6,505
  Accrued liabilities .....................................        19,608         19,681
  Income taxes payable ....................................         6,885          4,272
                                                                 --------      ---------
         Total current liabilities ........................        33,326         30,458

LONG-TERM LIABILITIES:
  Credit facility .........................................        18,916         30,624
  Other long-term liabilities .............................         2,359          2,092
  Deferred income taxes payable ...........................         4,020          3,109

STOCKHOLDERS' EQUITY:
  Common stock par value $.001 per share:
    shares authorized: 25,750,000;
    issued and outstanding shares: 11,970,061 at September
    30, 1998 and 11,875,514 at December 31, 1997 ..........            12             12
  Additional paid-in capital ..............................        62,997         57,949
  Retained earnings .......................................        44,939         39,856
                                                                 --------      ---------
                                                                  107,948         97,817
  Less notes receivable from officers for the sale
    of common stock .......................................             0            (71)
  Cumulative foreign currency translation adjustment ......           655            381
                                                                 --------      ---------
         Total stockholders' equity .......................       108,603         98,127
                                                                 --------      ---------
                                                                 $167,224      $ 164,410
                                                                 ========      =========

(1) Derived from audited financial statements

See accompanying notes.

                         SCIENTIFIC GAMES HOLDINGS CORP.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                              Three-month period       Nine-month period
                                              ended September 30,      ended September 30,
                                               1998        1997         1998        1997
                                              -------    --------     --------    --------
Revenues .................................    $53,928    $ 50,669     $153,914    $146,792
Cost of revenues .........................     33,812      33,026       98,104      92,658
                                              -------    --------     --------    --------
                                               20,116      17,643       55,810      54,134

Selling, general & administrative expenses      6,652       6,267       18,930      18,115
Depreciation and amortization ............      4,306       3,705       12,833       9,412
In-process technology write-off ..........          0           0            0      10,102
Pull-tab business write-off ..............          0        (624)           0       3,376
                                              -------    --------     --------    --------
                                                9,158       8,295       24,047      13,129

Interest income ..........................        108          73          204         287
Other income .............................         52           0          175           0
Gain/(loss) on foreign currency ..........         47         (77)          75          51
Interest expense .........................        272         368        1,076         640
                                              -------    --------     --------    --------

Income before income taxes ...............      9,093       7,923       23,425      12,827

Income tax expense .......................      3,811       2,893        9,513       8,963
                                              -------    --------     --------    --------

Net income ...............................    $ 5,282    $  5,030     $ 13,912    $  3,864
                                              =======    ========     ========    ========

Basic net income per common share ........    $  0.43    $   0.42     $   1.14    $   0.32
                                              =======    ========     ========    ========
Diluted net income per common share ......    $  0.43    $   0.41     $   1.12    $   0.31
                                              =======    ========     ========    ========

Average common shares outstanding - basic      12,216      11,909       12,174      12,072
Dilutive effect of stock options and
    non-vested restricted stock awards ...        149         378          212         410
                                              -------    --------     --------    --------
Average common shares outstanding-diluted      12,365      12,287       12,386      12,482
                                              =======    ========     ========    ========



See accompanying notes.

                         SCIENTIFIC GAMES HOLDINGS CORP.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)





                                                                   Nine-month period
                                                                   ended September 30,

                                                                   1998          1997
                                                                 --------      ---------
CASH FLOW PROVIDED BY OPERATING ACTIVITIES
    Net earnings ..........................................      $ 13,915      $   3,864
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Depreciation .....................................         9,674          7,492
         Amortization of intangibles ......................         3,159          1,920
         Gain on disposal of property and equipment .......            (7)          (112)
         Stock compensation expense .......................           809            995
         Other ............................................             0             66
         Deferred taxes ...................................           652         (4,453)
         Changes in operating assets and liabilities:
              Accounts receivable .........................        (1,111)          (878)
              Inventories .................................        (2,270)         1,454
              Prepaid expenses and other assets ...........        (1,200)         3,831
              Accounts payable ............................         1,376         (6,901)
              Accrued liabilities .........................          (976)         9,989
              Income taxes payable ........................         2,675            984
                                                                 --------      ---------
       Net cash provided by operating activities ..........        26,696         18,251

CASH FLOWS USED IN INVESTING ACTIVITIES
    Proceeds from sales of property and equipment .........           148             75
    Purchases of property and equipment ...................        (6,544)       (14,051)
    Acquisitions of businesses net of cash acquired .......          (996)       (24,921)
    Other investing activities ............................           363              0
                                                                 --------      ---------
       Net cash used in investing activities ..............        (7,029)       (38,897)

CASH FLOWS USED IN FINANCING ACTIVITIES
    Payments on notes receivable ..........................            71             16
    Borrowings under credit facility ......................         2,532         30,360
    Repayment of debt .....................................       (13,597)        (7,918)
    Repurchases of common stock ...........................        (8,831)        (5,787)
    Proceeds of exercise of common stock options ..........         4,623             42
                                                                 --------      ---------
       Net cash (used in) provided by financing activities        (15,202)        16,713
                                                                 --------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ...................           325              0
                                                                 --------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......         4,790         (3,933)

CASH AND CASH EQUIVALENTS, beginning of period ............         2,843          6,252
                                                                 --------      ---------
CASH AND CASH EQUIVALENTS, end of period ..................      $  7,633      $   2,319
                                                                 ========      =========

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
    Cash paid for interest ................................      $  1,024      $     461
                                                                 ========      =========

See accompanying notes.

                         SCIENTIFIC GAMES HOLDINGS CORP.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.       Basis of Presentation

                  The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statement disclosures contained in the Company's 1997 Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments considered necessary for a fair presentation (which were of a normal, recurring nature) have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

2.       Inventories

                  Inventories consist principally of lottery tickets and materials related to their production, which are valued at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

                                                               September 30,   December 31,
                                                                   1998           1997
                                                               -------------   ------------
                                                                      (In Thousands)
Finished goods ............................................      $  8,564        $   5,841
Work-in-process ...........................................         1,237            1,827
Raw materials .............................................         4,162            3,934
                                                                 --------        ---------
                                                                 $ 13,963        $  11,602
                                                                 ========        =========


3.       Contingencies

                  Refer to the Company's Form 10-K for the year ended December 31, 1997 and Form 10-Q for the quarter ended June 30, 1998 for a description of certain pending legal proceedings, with respect to which there have been no material developments since those reported in such Form 10-Q.

4.       Acquisition

                  On April 15, 1997, the Company completed its stock acquisition of TeleControl Kommunications-Und Computersysteme Aktiengesellschaft (hereafter referred to herein as "SG Austria"), an on-line lottery and transaction company located in Vienna, Austria, from Autotote Corporation. The purchase price was $26.6 million including a post closing $1.7 million valuation adjustment paid to Autotote with SG

         Austria's acquired cash. The purchase was accounted for under the purchase method of accounting. The purchase price was allocated to approximately $5.1 million of net assets and to a one-time write-off of $10.1 million in connection with in-process technology costs, with the remainder allocated to goodwill to be amortized over 15 years.

                  The following table summarizes the Company's estimated pro forma results of operations as if the purchase of SG Austria occurred on January 1, 1997 (refer to the Company's 10-K for the year ended December 31, 1997 for a description of the SG Austria acquisition).

                                                      Nine-month period
                                                      ended September 30,
(In thousands, except per share amounts)              1998         1997
----------------------------------------------------------------------------
Revenues                                              $153,914      $149,561
Net income                                              13,912         3,633
Diluted earnings per common share                     $   1.12      $   0.29

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

5.       Comprehensive Income

                  As of January 1, 1998, the Company adopted Financial Accounting Standard No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, if any, and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

                  Total comprehensive income amounted to $4.9 million and $14.2 million during the three and nine-months ended September 30, 1998, respectively. In comparison, total comprehensive income amounted to $4.9 million and $3.8 million during the three and nine-months ended September 30, 1997, respectively.

6.       Accounting Policies Not Yet Adopted

                  In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and for Hedging Activities. Statement 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. Statement No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the different types of hedges. Though the accounting treatment and criteria for each type of hedge are unique, they all result in recognizing offsetting changes in value or cash flows of both the hedge and the hedged item in earnings in the same period. Changes in fair value of derivatives that do not meet the hedge criteria are included in earnings in the period of the change.

                  In April 1998, AcSEC issued SOP 98-5, Reporting on the Costs of Start-Up Activities. Start-up costs, including organizational costs, are expensed as incurred under the SOP. Upon adoption, the SOP requires the write-off, as a cumulative effect of a change in accounting principle, of any previously capitalized start-up or organizational costs.

                  The Company plans to adopt Statement No. 133 in 2000 and SOP 98-5 in 1999, but has not yet completed its analysis of the impact, if any, that Statement No. 133 and SOP 98-5 may have on its financial statements.

                         SCIENTIFIC GAMES HOLDINGS CORP.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The Company's revenues are generated from the sale of instant tickets to lotteries and promotional (commercial) customers, from the provision of cooperative services, instant ticket hardware and software system sales, development and services, pull-tab tickets, and on-line lottery hardware and software system sales, development and services. Instant ticket revenues are generally based on a price per 1,000 tickets. Revenues from the sale of tickets, cooperative services, software and hardware development may be recognized based upon ticket shipments, a percentage of the lottery's instant ticket sales to the public, a contracted price, a license agreement, an equipment lease agreement or any combination of the foregoing. Current on-line revenues are generated from the sale and licensing of hardware and software to lotteries, as well as support and maintenance contracts on the on-line systems.

         To date in 1998, the Company has been awarded new contracts to provide instant game software, hardware and related support services for La Francaise des Jeux, operator of the French National Lottery. The Company also received a new contract to produce instant scratch-off tickets for the Connecticut Lottery Corporation, which previously was produced by a competitor. The Company has received a contract extension to produce instant tickets for the Colorado Lottery through June 2000. The Company was awarded one-year extensions on its current instant ticket contracts with the South Dakota Lottery, the D.C. Lottery, the Washington State Lottery and a nine-month extension with the Massachusetts Lottery. In addition, the Company has received several smaller orders from new and existing international customers for instant and promotional tickets. The Company was unsuccessful in its bid to retain The California State Lottery as a customer after the current contract expires in the first quarter of 1999.

         Certain lottery contracts awarded or re-awarded to the Company during 1997 and 1998 and the orders thereunder had lower equivalent prices than charged in the previous contracts. The profit margin impact associated with actual and potential equivalent lower prices will be dependent upon what offset the level of orders from new and existing customers, production efficiencies and other economies of scale may provide. While the Company has frequently been awarded new contracts when its prior domestic contracts and extensions have expired, there can be no assurance, however, that any of the Company's contracts will be extended or that it will be awarded new contracts as a result of competitive procurement processes in the future, nor can any assurances be given with respect to the Company's ability to offset, in whole or in part, the effects of continued or intensified price competition.

         On May 21, 1998 the Board of Directors approved the purchase in the open market over twenty-four months of up to 20% or approximately 2.5 million shares of the Company's common stock. The Company repurchased 459,000 shares of its common stock totaling approximately $8.8 million during the three and nine months ended September 30, 1998. The Company had 12.0 million outstanding shares of common stock at September 30, 1998.

RESULTS OF OPERATIONS

Three-month period ended September 30, 1998 compared to three-month period ended September 30, 1997.

         Revenues for the three-month period ended September 30, 1998 increased $3.3 million, or 6.4% over the revenues for the three-month period ended September 30, 1997. The increase was primarily due to a $1.5 million net increase in revenue from domestic instant ticket customers, which resulted from providing additional services and sales to certain existing customers, partially offset by lower prices to certain customers due to new or re-negotiated contracts. In addition, revenues increased approximately $4.4 million due to additional international systems sales primarily resulting from the Company's recently awarded contract to provide instant and on-line game software, hardware and related support services for La Francaise des Jeux, operator of the French National Lottery. The increase in net revenues was partially offset by a decline in international instant ticket customer sales of $904,000 and a reduction in revenues of $726,000 from pull tab ticket sales as a result of the sale of substantially all of the assets of the Company's former pull-tab subsidiary GameTec Inc. (GameTec) (Refer to the Company's 10-K for the year ended December 31, 1997 for a description of the GameTec disposition.)

         Gross margins increased to 37.3% for the three-month period ended September 30, 1998 from 34.8% for the three-month period ended September 30, 1997. The margin increase was mainly attributable to higher margins from international systems sales and improved efficiencies at the Company's production facilities, partially offset by lower equivalent sales prices charged on lottery contracts awarded or extended during 1997 and 1998. The lower equivalent sales prices were a result of competitive pricing pressures in the industry.

         Selling, general and administrative (SG&A) expenses for the three-month period ended September 30, 1998 increased $385,000, or 6.1%, over the same period of 1997. The increase for the current period over the comparable period in the prior year was due primarily to increased international sales efforts, higher SG&A expenses related to The Daily Race Game(TM) joint venture introduced in January 1998 and expanded activities of a sales branch in South Africa. SG&A expenses decreased as a percentage of revenues to 12.3% from 12.4%.

         Depreciation and amortization increased for the three-month period ended September 30, 1998 by approximately $601,000 or 16.2% over the comparable period of 1997 due primarily to additional depreciation attributable to capital expenditures, including SciScan units that were placed in service during the second half of 1997 and the first three quarters of 1998 and increased amortization from new contract start-up costs.

         Interest income for the three-month period ended September 30, 1998 increased $35,000, or 48.0%, compared to the three-month period ended September 30, 1997. The increase was attributable to higher average cash and cash equivalents balances during the same comparable periods. The higher average cash and cash equivalents balances were due to the accumulation of funds anticipated to be used during the quarter ending December 31, 1998. See Liquidity and Capital Resources.

         Gain/(loss) on foreign currency for the three-month period ended September 30, 1998 resulted in a gain of $47,000 compared with a loss of $77,000 for the same period 1997. The gain primarily resulted from fluctuations in exchange rates and timing of hedging contracts on instant ticket contracts for European customers.

         Interest expense for the three-month period ended September 30, 1998 decreased $96,000, or 26.1% from the three-month period ended September 30, 1997. The decrease was due to the decrease in the average balance outstanding under the Company's Bank Credit Agreement during the three month period ended September 30, 1998(refer to the Company's 10-K for the year ended December 31, 1997 for a description of the Company's Bank Credit Agreement) compared to the prior period.

         Income tax expense for the three month period ended September 30, 1998 increased $918,000, or 31.7% as compared to the same three-month period of 1997 due to an increase in pre-tax earnings. The effective tax rate for the three month periods ended September 30, 1998 and September 30 was 41.9% and 36.5%, respectively. The increase in the effective tax rate was primarily due to limitations on recognizing a tax benefit for losses generated by the Company's Scientific Games International Limited ("SGIL") subsidiary located in the United Kingdom during the three month period ended September 30, 1998.

         As a result of the foregoing, net earnings for the three-month period ended September 30, 1998 were $5.3 million compared to net earnings of $5.0 million for the period ended September 30, 1997.


Nine-month period ended September 30, 1998 compared to nine-month period ended September 30, 1997.

         Revenues for the nine-month period ended September 30, 1998 increased $7.1 million, or 4.9% over the revenues for the nine-month period ended September 30, 1997. The increase was primarily due to a $9.3 million net increase in revenue from domestic instant ticket customers, which resulted from the addition of a new customer, providing additional services and sales to certain existing customers, partially offset by lower prices to certain customers due to new or re-negotiated contracts. In addition, revenues increased approximately $1.2 million from the addition of a new domestic systems customer and a net $6.0 million increase from international systems customers as a result of a full nine months of ownership of SG Austria and the Company's recently awarded contract to provide instant and on-line game software, hardware and related support services for La Francaise des Jeux, operator of the French National Lottery. The increase in net revenues was partially offset by a decline in international instant ticket customer sales of $5.2 million and a reduction in revenues of $2.6 million from pull tab ticket sales as a result of the sale of substantially all of the assets of GameTec as discussed previously.

         Gross margins decreased to 36.2% for the nine-month period ended September 30, 1998 from 36.9% for the nine-month period ended September 30, 1997. The margin decline was mainly attributable to lower equivalent sales prices charged on lottery contracts awarded during 1997 and 1998 and lower international instant ticket sales. The lower equivalent sales prices were a result of competitive pricing pressures in the industry. The margin decline was partially offset by the full nine months of ownership of SG Austria and from contributions by the new international systems sales discussed previously.

         Selling, general and administrative (SG&A) expenses for the nine-month period ended September 30, 1998 increased $815,000, or 4.5%, over the same period of 1997. As a percentage of revenues, SG&A expenses remained constant at 12.3%. The increase was due primarily to the additional international SG&A expenses resulting from the addition of SG Austria's operations in April 1997 and the June 1997 establishment of a sales branch in South Africa. The introduction of The Daily Race Game(TM) joint venture in January 1998 also contributed to higher SG&A expenses.

         Depreciation and amortization increased for the nine-month period ended September 30, 1998 by $3.4 million or 36.4% over the comparable period of 1997 due primarily to additional depreciation attributable to capital expenditures, including SciScan units placed in service during the second half of 1997 and the beginning of 1998, increased amortization from new contract start-up costs and amortization of goodwill and additional fixed assets related to the acquisition of SG Austria.

         Interest income for the nine-month period ended September 30, 1998 decreased $83,000, or 28.9%, compared to the nine-month period ended September 30, 1997. The decrease was attributable to lower average cash and cash equivalents balances during the same comparable periods and lower interest rates. The lower average cash and cash equivalents balances were primarily attributable to the use of funds provided by operations to repay a portion of the credit facility during the first and second quarters of 1998 and the repurchase of shares of the Company's Common Stock during the third quarter of 1998. The shares repurchased during 1997 were purchased with cash borrowed under the credit facility.

         Gain/(loss) on foreign currency for the nine-month period ended September 30, 1998 resulted in a gain of $75,000 compared with a gain of $51,000 for the same period 1997. The gains primarily resulted from fluctuations in exchange rates and timing of hedging contracts on instant ticket contracts for European customers.

         Interest expense for the nine-month period ended September 30, 1998 increased $436,000, or 68.1% from the nine-month period ended September 30, 1997. The increase was due to the increase in the average balance outstanding under the Company's Bank Credit Agreement, due to the use of funds to acquire SG Austria (refer to the Company's 10-K for the year ended December 31, 1997 for a description of the Company's Bank Credit Agreement), compared to the prior period.

         Income tax expense for the period ended September 30, 1998 increased $550,000, or 6.1%, as compared to the same nine-month period of 1997 due to a increase in pre-tax earnings. The effective tax rate for the nine month periods ended September 30, 1998 and September 30, 1997, before the one-time write-off of in-process technology discussed earlier was 40.6% and 39.2%, respectively. The increase in the effective tax rate is primarily due to limitations on recognizing a tax benefit for losses generated by SGIL during the nine month period ended September 30, 1998.

         As a result of the foregoing, net earnings for the nine-month period ended September 30, 1998 were $13.9 million compared to net earnings of

$3.9 million for the period ended September 30, 1997. The increase in net earnings was due to the one-time write-offs in 1997 discussed earlier. Net earnings without these one-time write-offs would have been $16.0 million for the nine-months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents balance increased during the nine months ended September 30, 1998 despite a lower average cash and cash equivalents balance throughout the period compared to the nine months ended September 30, 1997. The Company used a portion of its additional cash and cash equivalents balance at September 30, 1998 to make an earnout payment of $4.5 million to Hilton Hotels Corporation (successor by merger to Bally Entertainment Corporation) on October 26, 1998. In connection with the October 1, 1991 acquisition of the assets of the Company from Hilton, the Company agreed to make an earnout payment of up to $5 million on April 30, 1997 if total cumulative earnings before interest, income taxes, depreciation and amortization ("EBITDA") from October 1, 1991 through December 31, 1996 equaled or exceeded $95.4 million. At December 31, 1996, cumulative EBITDA from October 1, 1991 exceeded $95.4 million without any adjustments for competing claims, offsets and other adjustments. The Company reached an agreement with Hilton to reduce the earnout payment to $4.5 million as a result of these adjustments for competing claims and offsets. The maximum amount payable to Hilton had been accrued as goodwill in a prior year and the adjusted goodwill will be amortized over 34.5 years.

         For the nine-month period ended September 30, 1998, the Company generated $26.7 million in cash from operating activities, as compared to $18.3 million for the comparable period in 1997. The primary contributions to cash from operating activities during the nine months ended September 30, 1998 were net income, depreciation and amortization, which were offset by an increase in inventories of $2.3 million, and an increase in other operating assets, including prepaid expenses and accounts receivable of $2.3 million. Cash provided by operations was used to purchase additional equipment, to fund the repurchase 459,000 shares of the Company's common stock totaling approximately $8.8 million, to make payments on the outstanding balance of the Bank Credit Agreement and to accumulate cash to fund the Hilton earnout payment discussed previously.

         Net cash used in investing activities for the nine-month period ended September 30, 1998 decreased by approximately $31.9 million to $7.0 million from $38.9 million for the nine-month period ended September 30, 1997. The decrease was attributable to the purchase of less equipment in 1998 than in 1997 and the April 1997 acquisition of SG Austria for net cash of $24.2 million.

         The Company's financing activities used cash of $15.2 million and provided $16.7 million for the nine-month period ended September 30 in 1998 and 1997 respectively. Cash provided by operations for the nine-month period ended September 30, 1998 was used to make payments of approximately $13.6 million on the Company's Bank Credit Agreement. Borrowings under the Bank Credit Agreement were $18.9 million at September 30, 1998. At September 30 and November 1, 1998, the Company had an unused balance under the Bank Credit Agreement of $61.1 million and $63.2 million, respectively.

         The Company believes that funds provided by operations, available borrowings under its Bank Credit Agreement, and current amounts of cash and cash equivalents will be sufficient to meet its capital requirements and fund future growth for the next twelve months.

EURO CONVERSION

         On January 1, 1999, eleven of the fifteen member countries of the European Union (the "Participating Countries") are scheduled to establish fixed conversion rates between their existing sovereign currencies (the "Legacy Currencies") and a new common currency known as the "Euro". The Participating Countries have agreed to adopt the Euro as their common legal currency on that date.

         The Company's investigation of the impact of the Euro conversion on its business is still in its preliminary stages and no assurances can be given that the Company's initial or subsequent interim assessments will continue to be correct. Nevertheless, the Company, based on its investigation to date, believes that the Euro conversion will not have a material adverse effect on the Company's consolidated financial condition or consolidated results of operations.

         The Company's Bank Credit Agreement currently allows it to borrow in certain European currencies. Although the Company has not yet sought to amend such agreement to provide for Euro based borrowings, the Company anticipates no material difficulty in obtaining an amendment from its lenders to provide for such borrowings.

         To the extent that the Company's business operations may be subject to a risk of currency fluctuations based on conversions from Legacy Currencies to non-Euro currencies, the Company may seek to mitigate such risk by entering into appropriate foreign currency exchange contracts. For a discussion of the Company's general efforts to manage its foreign currency exchange risk on a global basis, refer to the Company's discussion in its report on Form 10-K for the year ended December 31, 1997 under Management's Discussion and Analysis of Financial Conditions and Results of Operations under the subheading "Inflation, Changing Prices and Foreign Currency Fluctuations."

         Although no assurances can be given, the Company believes that Euro conversion will not have any material adverse impact on the Company's existing European contracts denominated in Legacy Currencies since, among other things, the European Union has adopted regulations providing that the Euro conversion shall not enable one party unilaterally to break or change its contractual obligations unless the parties have otherwise agreed.


IMPACT OF YEAR 2000

Background

         Currently, there is significant uncertainty within the software industry and among software users regarding the impact of installed software that has been programmed to accept only two digit entries in the date code field and to use such two digit entries in the software's calculation and report generation features. Such computer software concerns are collectively referred to as Y2K issues. Current versions of the Company's products are being assessed to determine the impact of becoming both Y2K "ready" and Y2K "compliant". "Readiness" contemplates the ability to perform material functions with no material deterioration in functionality or timeliness. "Compliant" contemplates full functionality with respect to all identified Y2K issues. The Company currently believes it will be able to modify or replace its affected systems in time to minimize or eliminate any detrimental effects in its installed customer base.

Scientific Games Y2K program

         The Company's ticket production operations, ticket validation systems, on-line lottery terminals and other business support systems utilize internal and external computer systems and equipment that are affected by the Y2K issues. Accordingly, achieving Y2K readiness is a priority of the Company. Scientific Games has implemented a Y2K program for its internal systems and equipment which has four phases: (1) identification; (2) assessment (including prioritization);
(3) remediation (including modification, upgrading and replacement); and (4) testing. The Company is also reviewing the Y2K readiness of third parties who provide goods or services which are essential to the Company's operations. In addition, the Company is revising its existing business interruption contingency plans to address issues specific to the Y2K problems. The Company's senior management and the Board of Directors receive periodic updates on the status of the Company's Y2K program.

Business Systems

         The Company's business systems and equipment include computer hardware, software and related equipment which are utilized in connection with ticket production, ticket validation, on-line lottery services, and inventory management; cooperative services, including ticket inventory management and control; finance systems, such as revenue management, revenue accounting and payroll; and other functions, such as internal voice and data communications, facility management and security.

Interfaces with Third Parties

         The Company is reviewing and has initiated communications with, third parties which provide goods or services which are essential to the Company's operations in order to: (1) determine the extent to which the Company is vulnerable to any failure by such material third parties to remediate their respective Y2K problems; and (2) resolve such problems to the extent practicable. These entities include the suppliers of commodities used in the production process, the suppliers of utilities and communication services and the providers of payroll and banking services including the Company's principal lender.

Estimated Y2K Costs

         While it is not possible, at present, to give a complete estimate of the difficulty or cost of remediating the Y2K issues, the Company expects to allocate the necessary staff and/or monetary resources to address this issue and currently does not expect that Y2K issues will pose significant operational problems for the Company's computer systems or that the Company will incur significant operating expenses or be required to invest heavily in new computer systems or in updates to its existing computer systems to avoid any Y2K problems. Accordingly, the Company currently does not expect that such compliance costs will be material to the Company's results of operation.

Contingency Planning

         The Company is revising its existing business interruption contingency plans to address internal and external issues specific to the Y2K problem, to the extent practicable. These plans, which are intended to enable the Company to continue to operate to the extent that it can do so safely and economically, include performing certain processes annually, repairing or obtaining replacement systems, changing suppliers and reducing or suspending operations. The Company believes, however, that, due to the widespread nature of potential Y2K issues, the contingency planning process is an ongoing one which will require further modifications as the Company obtains additional information regarding (1) the Company's internal systems and equipment during the remediation and testing phases of its Y2K program; and (2) the status of third party Y2K readiness.

Possible Consequences of Y2K Problems

         The Company believes that completed and planned modifications and conversions of its internal systems and equipment will allow it to be Y2K ready in a timely manner. However, the Company's investigation still is ongoing, and no assurances can be given that the Company's current assessments will continue to be correct or that the Company will not be exposed to any potential claims resulting from system problems associated with Y2K issues. Similarly, there can be no assurance that the Company's internal systems or equipment or those of third parties on which Scientific Games relies will be Y2K ready or compliant in a timely manner or that the Company's or third parties' contingency plans will mitigate the effects of any non-readiness or non-compliance. The failure of the systems or equipment of Scientific Games or third parties (which Scientific Games believes is the most reasonably likely worst case scenario) could result in the reduction or suspension of the Company's operations and could have a material adverse effect on the Company's business or consolidated financial statements.

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

         In particular, the preceding "Year 2000 Issues" discussion contains various forward-looking statements which represent the Company's beliefs or expectations regarding future events. When used in the "Year 2000 Issues" discussion, as elsewhere, the words "anticipates", "believes," "expects,"

"estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the remediation and testing phases of its Y2K program, as well as its Y2K contingency plans, its estimated cost of achieving Y2K readiness, and the Company's belief that its internal systems and equipment will be Y2K ready or compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Y2K problems.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Refer to the Company's Form 10-K for the year ended December 31, 1997 and Form 10-Q for the quarter ended June 30, 1998 for a description of certain pending legal proceedings, with respect to which there have been no material developments since those reported in such Form 10-Q.


ITEMS 2,3,4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  #11  Computation of Per Share Earnings
                  #27  Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the nine-months ended September 30, 1998






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SCIENTIFIC GAMES HOLDINGS CORP.




Date:  November 13, 1998            By:     /s/WILLIAM G. MALLOY
                                            --------------------------------
                                             William G. Malloy
                                             President and
                                             Chief Executive Officer


Date:  November 13, 1998            By:     /s/CLIFF O. BICKELL
                                            --------------------------------
                                            Cliff O. Bickell
                                            Vice President, Treasurer,
                                            and Chief Financial Officer