Form 10-K405
period 1998-12-31
SCIENTIFIC GAMES HOLDINGS CORP
filed 1999-03-31
CIK 880174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (770) 664-3700

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

       TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
       -------------------            -----------------------------------------
  Common Stock, $.001 Par Value                 New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Common Stock of the Registrant held by non affiliates of the Registrant on March 22, 1999 was $196,981,969. For the purposes of this response, executive officers and directors are deemed to be affiliates of the Registrant and the holding by non affiliates was computed as 11,296,457 shares.

         The number of shares outstanding of the Registrant's Common Stock as of March 22, 1998 was 11,883,962 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

         The Registrant's proxy statement for its Annual Meeting of Stockholders, to be held May 21, 1999, which will be filed pursuant to Regulation 14A within 120 days of the close of Registrant's fiscal year, is incorporated by reference in answer to Part III of this report but only to the extent indicated in Part III herein. In addition, pages 14 through 40 of Scientific Games Holdings Corp.'s 1998 Annual Report to Stockholders are incorporated by reference in answer to Items 6, 7 and 8 of Part II and Item 14(a) of Part IV of this report.

                                     PART 1

ITEM 1.  BUSINESS

GENERAL

         Scientific Games Holdings Corp. (the "Company" or "Scientific Games") is a leading provider of lottery products, systems and services worldwide. Except as the context otherwise requires, references to "Scientific Games," the "Company," "we," "our," and "us" refer to the consolidated business and operations of the Company. We operate through our wholly owned subsidiaries and our joint ventures, principally, Scientific Games Inc. ("SGI") Scientific Games International Limited ("SGIL"), Scientific Games Kommunikations - und Computersysteme GmbH ("SG Austria") and SciGames France SAS ("SG France"). Our corporate headquarters and our primary manufacturing facility are located in Alpharetta, Georgia (suburban Atlanta) and we employ approximately 1,180 people worldwide. We also have production and/or operating facilities in California, the United Kingdom and South Africa and software and hardware development and maintenance facilities in Georgia, Austria, France and Germany. Our business consists of sales of products or services to governmentally operated or sanctioned lotteries worldwide and, to a lesser extent, to non-lottery entities both in the United States and worldwide. The Company's business is comprised of two business segments: (1) Instant Ticket and Related Services (hereinafter sometimes referred to as the "ITRS" segment) and (2) Systems. In the Instant Ticket and Related Services segment, we primarily supply game design, sales and marketing training and support, instant ticket manufacturing and delivery, inventory management and distribution, advising with respect to security, and retailer telemarketing and field services. In addition, this segment includes promotional instant tickets and pull-tab tickets sold to both lottery and non-lottery customers and prepaid phone cards sold to telecommunications companies. In the Systems segment, we primarily supply transaction processing software that accommodates instant ticket accounting and validation and on-line lottery games, point-of-sale terminal hardware which connects to these systems, central site computers and communication hardware which run these systems, and on-going support and maintenance services for these products. This segment also includes software, hardware and support for sports betting and credit card processing systems for non-lottery customers. In addition, we refer to cooperative services agreements in various sections of this report. Cooperative services is our branded marketing name given to the combination of any of the products and services offered by both the Instant Ticket and Related Services segment and Systems segment under one customer contract. The Instant Ticket and Related Services revenues accounted for approximately 78.9% of the Company's gross revenues in 1998 versus 87.4% in 1997.

         Our acquisition in April 1997 of Vienna, Austria based TeleControl Kommunications - und Computersysteme Gesellschaft m.b.h., an on-line lottery and transaction processing company now known as SG Austria, enabled us to expand our systems offerings and make available on-line lottery technology. Scientific Games' predecessor company had previously developed and operated on-line lottery systems from 1985 until 1991. During that period, it supplied and operated on-line lottery systems in Iowa, Maine, New Hampshire, Vermont, West Virginia and sold an on-line system to the Virginia Lottery. Following our 1997 acquisition of SG Austria, we entered into a joint venture agreement in 1998 with La Francaise des Jeux ("FDJ"), the operator of the French National Lottery, to develop a new generation of on-line terminals. Such agreement also provides for the assumption by the joint venture of FDJ's terminal and software maintenance contracts with six German State Lottery customers and terminal software maintenance for FDJ. Related agreements between the Company and FDJ also provide for the initial supply of 13,500 SciScan Technology(R) terminals, the installation of an SGI-NET instant ticket validation system, a central site computer system and on-going maintenance of the system. In addition, the Company has received contracts to provide systems software and hardware and related support services from Western Canada Lottery Corporation ("WCLC") and Golden Casket Lottery Corporation, the state operated lottery in Queensland, Australia (through Praxa Limited, the prime contractor). The WCLC contract was our first on-line lottery contract in North America since our 1997 re-entry into the on-line systems segment of the lottery industry after previously exiting this business line in 1991. The Company sold an initial order of 400 SciScan terminals to Instant Lottery, S.A., the operator of the national lottery in Greece.

INDUSTRY OVERVIEW

         Lotteries are operated by domestic and foreign governmental authorities and their licensees in approximately 200 jurisdictions throughout the world. Although there are many types of lotteries worldwide, governmentally authorized lotteries may generally be categorized into three principal groups: instant lotteries, on-line lotteries and the traditional draw-type lotteries. An instant lottery is typically played by removing a coating from a preprinted ticket to determine whether it is a winner. On-line lotteries are generally pari-mutuel in nature (although fixed prizes are also offered) and are conducted through a computerized lottery system in which lottery terminals are connected to a central computer, usually by dedicated telephone lines. Internationally, the older form of traditional draw-type lottery games, in which players purchase tickets which are manually processed for a future drawing for prizes of a fixed amount, is a popular form of play. In addition to the foregoing types of lotteries, there are video lotteries played on electronic machines featuring keno, "line-up" (cherries, bars, plums, etc.) and similar video games. Video lotteries are typically targeted to locations such as horse and dog racing tracks, athletic arenas, certain bars, clubs and similar establishments.

         Currently, 38 jurisdictions in the United States sell instant lottery tickets. Of the approximately 8.4 billion instant tickets sold by the Company in 1998, approximately 24% were sold outside the United States. Based on industry information, it is estimated that 1998 U.S. on-line lottery retail sales were approximately $19.7 billion compared to 1998 international on-line lottery retail sales of approximately $60.3 billion. Currently, 38 jurisdictions in the United States sell on-line lottery tickets. Governments typically authorize lotteries as a means of generating revenues without the imposition of additional taxes. Lottery revenues are frequently set aside for particular public purposes, such as education, aid to the elderly, conservation, transportation and economic development. As lottery ticket sales have become a significant source of funding for such programs, many jurisdictions have come to rely on the revenues generated by such sales.

         There are many promotional (i.e., commercial) game suppliers (including the Company) which produce instant tickets for both sales promotion companies and their end users. Management believes Scientific Games is the only company which also offers the promotional market a full line of support and services similar to those which the Company offers to the government lottery market. While potential instant ticket lottery customers in the United States currently are limited to the 38 jurisdictions where such games are legally permitted, promotional games are believed permitted in substantially all states. A significant difference between lottery games and promotional games is the lower level of security requirements associated with promotional games, which typically offer less valuable prizes. The Company also provides several international telecommunications companies with pre-paid phone cards.

         As previously disclosed in the Company's periodic reports, the lottery industry (both instant ticket and on-line) is highly competitive and is in a period of intense price-based competition, particularly in the Instant Ticket and Related Services segment. This price-based competition has resulted in certain contracts being awarded or re-awarded at lower equivalent prices than charged in the previous contracts. The Company expects significant competition on the basis of price to continue in 1999 in both the instant ticket and on-line lottery industry.

BUSINESS STRATEGY

         Scientific Games is a leading provider of lottery products, integrated systems and support services to lotteries worldwide. We intend to expand our leadership position by (i) pursuing new instant ticket printing and systems opportunities in both the domestic and foreign marketplaces, (ii) emphasizing and marketing our expertise in lottery service capabilities, (iii) growing our on-line lottery business by utilizing our SGI-NET technology, a high performance, configurable hardware and software-redundant transaction processing system that can accommodate both instant and on-line lottery operations, (iv) continuing the our emphasis on customer service and responsiveness to customer needs both before and after delivery of products and services, (v) investing in our facilities while aggressively pursuing practices and methods which reduce operating costs, (vi) increasing the funding of research and development costs that continue to provide innovations for our customers such as SGI-NET, (vii) partnering with respected local corporations to establish new lotteries in foreign countries, (viii) selling SciScan terminals to new and existing customers both domestically and internationally, (ix) promoting the sales advantages of our Winner's Choice(TM) probability tickets to new and existing customers, and (x) expanding our role in the provision of prepaid telephone cards to international telecommunications customers.

         As state governments face budgetary pressures, they increasingly seek methods of reducing state spending. One method of reducing spending which is often considered by states is privatization or outsourcing of various operating tasks associated with lottery operations. We have contracts that contain expanded services, sometimes referred to as cooperative services, with eight domestic lotteries. These lotteries have elected to privatize certain operating functions related to the management of instant ticket games. We expect that more state or foreign governments will decide to privatize or outsource various lottery operations. We have significant experience in this field and are well positioned to offer this privatization or outsourcing option to the industry. We intend to continue to emphasize and invest in the provision of expanded services to both our instant ticket customers and systems customers.

         The increased application of computer-based and communications technologies (including proprietary technologies) to the manufacturing and servicing of instant tickets (See - "New Product Development") continues to separate the instant ticket from conventional forms of printing. We are generally recognized within the lottery industry as the leader in applying these technologies to the manufacturing and sale of instant tickets. In order to maintain our position as a leading innovator within the lottery industry, we intend to continue to explore and develop new technologies and their application to instant lottery tickets and systems.

         In addition to the internal development of new products, we intend to leverage our management expertise, reputation, and contacts in the lottery industry by pursuing joint ventures and marketing agreements which will provide access to lottery customers to whom we do not currently provide products or services.

PRODUCTS AND SERVICES

         In 1974, we introduced the first "secure" instant game ticket. Today, the instant tickets we manufacture are typically printed on recyclable ticket stock by a series of computer controlled presses and ink-jet imagers, which we believe incorporate the most advanced technology and security currently available in the industry. Instant tickets generally range in size from 2 inches by 3 inches to ticket sizes as large as some greeting cards; instant tickets are normally played by removing a coating to determine if they are winning tickets. We market instant tickets and related services to domestic lottery jurisdictions, foreign lottery jurisdictions and commercial customers. The Company currently has contracts with 28 of the 38 states/jurisdictions in the U.S. which currently sell instant lottery tickets. These U.S. Instant Ticket and Related Services contracts are typically at a fixed price per thousand tickets or a percentage of lottery sales to the public and typically range from one to five years in duration, although they usually have one or more extension options. Our customers have exercised extension options in domestic lottery contracts with us a majority of the time. See - "Markets" for additional information.

         The Company currently manufactures instant tickets and prepaid phone cards for the promotional game market and international telecommunications customers. The majority of the Company's promotional games and prepaid phone cards are produced at our United Kingdom subsidiary, SGIL. Examples of promotional games produced by the Company include games for European newspapers, major food and beverage companies, and games for various other commercial customers. Prepaid phone cards are supplied to international telecommunications customers. The Company is not in the business of providing telecommunications services, but rather in the production of the prepaid phone cards used by the telecommunications industry. Sales of promotional game products and services, including prepaid phone cards accounted for less than 10% of the Company's consolidated revenues in 1998.

         Scientific Games pioneered the idea of privatizing lottery functions, sometimes referred to as cooperative services, as a means of reducing the operating costs of lotteries while increasing lottery revenues and is the only instant ticket manufacturer which offers separate lottery ticket cooperative support services to supplement its manufacturing operations. Cooperative services may consist of designing and installing game management software, instant ticket production, telemarketing, field sales, accounting, instant ticket distribution, sales staff training, estimating ticket needs, managing staff, advising with respect to security, instant ticket validation, and provision of computer hardware, validation terminals, SciScan Technology validation terminals, maintenance, communication network and sales agent hot-line service for lottery jurisdictions. While the majority of lottery jurisdictions to date have chosen to control the distribution and sales of tickets, Scientific Games has been successful in demonstrating to a number of jurisdictions that the Company can perform these functions effectively and at a lower cost.

         Domestically, the Company now has contracts for expanded services with the states of Delaware, Florida, Georgia, Kentucky, Maine, Nebraska, Pennsylvania and West Virginia. Under such contracts, we typically provide selected management, distribution services and/or data processing for the jurisdiction's instant ticket lottery game business and we are paid a percentage of the lottery's total instant ticket revenues. Customers select those services which they desire to privatize from a menu of cooperative services offered. Replacement of these agreements may be associated with large conversion costs incurred by the lottery to hire and/or retrain staff and redesign and install a software system and other protocols to manage its instant ticket business.

         In addition to scratch off instant tickets, our Instant Ticket and Related Services business also includes the sale of pull-tab tickets to our lottery customers. In October 1997, we sold substantially all of the assets of our pull-tab manufacturer subsidiary, GameTec Inc. to International Gamco, Inc. ("Gamco"). However, we continue to sell pull-tab tickets to lotteries in the U.S. through a marketing agreement with Gamco.

         In its Systems segment, the Company primarily supplies transaction processing software that accommodates instant ticket accounting and validation and on-line lottery games, point-of-sale terminal hardware which connects to these systems, central site-computer and communication hardware which runs these systems, and ongoing support and maintenance services for these products. This segment also includes software, hardware and support for sports betting, credit card processing systems for non-lottery customers, SciScan Technology and SGI-NET. SciScan Technology is a keyless validation system for retailers which significantly reduces the time requirements of ticket validation while at the same time improving security of the game. SGI-NET is a high-performance, configurable hardware and software-redundant transaction processing system that can accommodate both instant and on-line lottery operations. SGI-NET's configurability and software-driven architecture enables it to operate with virtually any type or number of terminals and provides flexibility to adapt to unique characteristics of almost any lottery.

NEW PRODUCT DEVELOPMENT

         Since its inception, Scientific Games has provided many of the innovations in instant ticket technology in both manufacturing and game development which subsequently became the industry standard. Past examples of new products developed by Scientific Games include the ink-jet printed instant ticket, cooperative services (lottery privatization), bar coding on the front and back of tickets (which facilitates validation), the IL/MVS instant ticket accounting management, ticket validation software technology, Terra 2000(R) tickets, SciScan Technology(R) and SGI-NET. The Terra 2000 ticket is a recyclable and biodegradable paper ticket, which meets the rigorous security standards demanded by the lottery industry.

         Scientific Games and its partner TeleCom Productions, Inc. introduced The Daily Race Game(TM) in January 1997. The Daily Race Game is a player-selection game that combines on-line, virtual reality horse racing with a popular "pick your numbers" format to draw the winning numbers for an on-lottery game. Players choose three horses from a field of 12 in a 55-second animated horse race that can be shown on either commercial or closed-circuit television. The Delaware Lottery was the first to license the game and rolled it out during the 4th quarter of 1998.

         Another recent innovation, which we introduced in 1997, is our probability-game ticket, Winner's Choice. Winner's Choice(TM) is a scratch-off instant ticket lottery game in which every ticket is a potential winner (unlike existing tickets, where winning tickets are pre-determined before a player scratches). Winner's Choice combines some of the best features of instant and on-line games, and possesses three important player benefits - choice, instant-win opportunities and appealing play styles. Probability games have been discussed within the lottery industry for years, but have never been viable because secure validation could not be assured. The Company's new SciScan Technology provides secure validation to enable probability tickets to be sold. Winner's Choice games are currently undergoing field testing in Maine and Kentucky conducted by Scientific Games in cooperation with the respective lotteries.

         Scientific Games is continually looking for ways to apply its expertise in specialty printing technologies and security/randomization techniques to develop commercially viable products for both the lottery industry as well as for other commercial applications. We are committed to new product development and we will continue to explore new means of delivering our products, possibly via the internet and new opportunities to market new products and services to new and existing customers.

TRADEMARKS AND PATENTS

         We own rights in the following trademarks, which include certain federally registered marks: Winner's Choice(TM), Terra 2000(R), SciScan Technology(R). We believe our marks are valuable and, accordingly intend to maintain our marks and the related registrations. We are not aware of any pending claims of infringement or other challenges to our right to use our marks in the lottery business in the United States. Certain technology associated with our products is the subject of issued patents and patent applications currently pending with the United States Patent Office and selected other countries outside the United States. The Company also holds a number of other patents and licenses with respect to certain technology used in its business. The loss of any such patent or license, however, would not in the opinion of management have a material adverse effect on the Company's overall business.

CUSTOMER SERVICE

         We have an active professional customer service team which works closely with lotteries in instant ticket game design. Artwork concepts, game play style and prize structure are assembled, proposed, and refined. Important manufacturing information is also assembled and documented in the "working papers" by our customer service representatives. This information, when approved by the lottery, becomes the technical manufacturing specifications for specific instant ticket orders.

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

         Instant tickets and on-line games are believed to have a broad consumer appeal throughout the world. Consumers are generally split equally between men and women, are distributed evenly between ages 25 and 65, and cover a broad range of socioeconomic groupings. This broad-based market is significantly affected by appropriate advertising and promotion activities. The most successful lotteries have found that lottery products are largely an impulse item, which must be marketed like other consumer products.

         Sales of lottery products are based on, among other factors, the quality of the lottery product, prize structure design and the existence of efficient retail distribution systems, which allow maximum convenience to consumers. Scientific Games, with its large game library and extensive research into product design and consumer purchasing habits, has been an industry leader in producing new products, distribution methodologies and consumer promotions to enhance sales.

SECURITY

         Scientific Games recognizes that security and integrity are the foundation of successful lottery organizations. As the incidence and severity of publicly reported cases of physical and computer crime continue, major lotteries periodically reassess key security questions concerning the vulnerability of lottery games. Attempts to penetrate security measures may come from various combinations of customers, retailers, vendors, lottery employees and others. Because the integrity of a lottery is believed essential to its successful operation, both the vendor and lottery must guard their systems against unauthorized actions. The Company is unaware of any practical, economically feasible way to breach the security of its instant lottery tickets or on-line games which could result in a material loss to any of its customers, nor is it aware of any breach thereof which has resulted in any material loss to any of its lottery customers.

         Scientific Games constantly assesses the adequacy of its security systems, incorporating various improvements, such as bar coding and additional layers of protection in our instant tickets. There must be well-planned security measures in place at every stage of the lottery operation. Scientific Games has pioneered and effected security safeguards in areas of ticket specifications, production, packaging, delivery, distribution and accounting. Also, computer function safeguards, including secure ticket data, control number encryption, winner file data, and ticket stock control have been incorporated in the Company's data processing and the computer operations phase. The Company retains a major public accounting firm to perform agreed upon procedures for each game produced before it is sent to the customer.

MANUFACTURING PROCESS

         Using a series of computer-controlled presses and ink-jet imagers, management believes Scientific Games' tickets incorporate the most advanced technology and security methodology available in the industry. Our facilities are designed for efficient, secure production of instant game tickets and support ink-jet image tape generation, printing, packaging and storage of instant game tickets.

         The Company's dedicated computer-controlled printing process is specifically designed for producing instant lottery game tickets for governmentally sanctioned lotteries and promotional games. The process is not a business forms press or a direct mail press temporarily diverted to lottery work. Our specialized equipment contributes to the underlying superior manufacturing and product quality. Instant ticket games are delivered finished and ready for distribution by the lottery, or by Scientific Games in the jurisdictions which are part of an instant ticket contract with cooperative services provided by Scientific Games.

         Paper and ink are the principal raw materials consumed in the Company's ticket manufacturing operations. The Company has a variety of sources for both paper and ink and should, therefore, not be dependent on any particular supplier.

PERSONNEL

         As of December 31, 1998, we had approximately 1,180 full-time employees. Four of Scientific Games' employee groups are represented by a labor union. At the California Facility (See "Properties"), ticket packaging is performed by approximately 60 employees who are members of the Service Employees International Union Local 1877. SG Austria's employees are represented by a Worker's Council, which is typical in many European companies. At the Leed's Facility in the United Kingdom, approximately 173 employees are members of the GPMU union. Approximately eleven employees who work at a facility in Harrisburg, Pennsylvania are members of the Chauffers, Teamsters and Helpers Local Union
776. The Company believes that its employee relations are good.

EXECUTIVE OFFICERS

         The following table sets forth certain information regarding the executive officers of the Company who are considered executive officers by the Company for the purposes of Rule 3b-7, as of March 1, 1999:

                   NAME                               AGE                        POSITION WITH THE COMPANY
--------------------------------------------------------------------------------------------------------------------------
William G. Malloy....................                 52             Director, Chairman, President and Chief
                                                                     Executive Officer
William F. Behm......................                 53             Director and Executive Vice President
Thomas F. Little.....................                 54             Senior Vice President
Cliff O. Bickell.....................                 56             Vice President, Treasurer and Chief Financial Officer
C. Gray Bethea, Jr. .................                 54             Vice President, Secretary and General Counsel
Bruce H. Longhurst...................                 58             Vice President, International Sales and Marketing
Howard H. Roath......................                 46             Vice President-U.S. Sales and Marketing
William C. Christie..................                 50             Managing Director-Scientific Games International
                                                                     Limited
James H. Edwards, Jr. ...............                 53             Director of Manufacturing
Christian Rosner.....................                 42             Managing Director-Scientific Games Austria
Donald N. MacLean....................                 54             Director- Human Resources
Kenneth W. Taylor....................                 38             Corporate Controller
William R. Murphy....................                 45             Senior Director MIS Support
Lynn A. Becker.......................                 37             Senior Director Business Information Systems
John J. Walsh........................                 39             Vice-President, Operations

         WILLIAM G. MALLOY has been President and Chief Executive Officer since 1990. Mr. Malloy was elected a Director and Chairman of the Board in October 1991 when Centre Partners L.P. and certain executive officers of the Company purchased substantially all of the assets of the instant lottery ticket production and sales business and the video lottery business of the predecessor to the Company in a leveraged buy-out transaction ("Acquisition"). Prior to becoming the Company's President and Chief Executive Officer, Mr. Malloy served as Vice President, Treasurer and Chief Financial Officer. Mr. Malloy joined the Company in 1987 when he transferred from the corporate staff of Bally Manufacturing Company. Mr. Malloy has over twenty-four years of experience in the coin-operated amusement and gaming industry.

         WILLIAM F. BEHM joined the Company in 1978 and was promoted to Executive Vice President in 1988 and was elected a Director in 1992. Mr. Behm has overall management responsibility for Scientific Games' research and business development projects. In addition, he is also responsible for the Company's product security. Prior to joining Scientific Games, Mr. Behm was an aerospace engineer with McDonnell Douglas Corporation. Mr. Behm was instrumental in the development of the Company's former on-line lottery system, the invention of instant lottery bar codes, the development of the Company's environmental instant ticket and the development of the Company's recent SciScan Technology and Winner's Choice product lines. He is co-named as the inventor of various issued patents and pending applications and is a regular speaker at trade shows and conferences on the subject of technology in the lottery industry.

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

         HOWARD H. ROATH joined the Company in 1987 and was promoted to Vice President, U.S. Sales and Marketing in 1997. Mr. Roath has overall management responsibility for Scientific Games' U.S. marketing and sales efforts. Prior to joining Scientific Games, Mr. Roath served as Director of Marketing of the Pennsylvania Lottery, Director of Pharmaceutical Assistance Program for the Elderly for the Pennsylvania Department of Aging and Director of the Division of State Employment for the Pennsylvania's Governor's Office of Administration.

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

         CHRISTIAN ROSNER joined the Company in 1999 as Managing Director for the Company's subsidiary SG Austria in Vienna, Austria. Mr. Rosner has overall management responsibility for SG Austria systems operations. Prior to joining the Company, Mr. Rosner was the Managing Director for CWS.

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

         WILLIAM R. MURPHY joined the Company in 1984 and was promoted to Senior Director - MIS Support in 1998. Mr. Murphy has overall management responsibility for software support for all U.S. system implementations, company-wide communication networks, domestic PC workstations and system hardware. Mr. Murphy is also responsible for POS terminal hotline support as well as operational support for CSP system locations. Mr. Murphy was involved in the initial development of the Company's original on-line software system and has been heavily involved in all of the Company's domestic systems installations. Prior to joining the Company, Mr. Murphy held positions as a systems engineer/programmer for Consultec, Inc., Data Crown, Inc. and Electronic Data Systems.

         LYNN A. BECKER joined the Company in 1986 and was promoted to Senior Director, Business Information Systems in 1998. Mr. Becker has overall management responsibility for all game development efforts, including programming for instant game development, game auditing and validation. Mr. Becker is also responsible for the Company's internal computer systems and applications.

         JOHN J. WALSH joined the Company in 1986 and was promoted to Vice-President of Operations in 1998. Mr. Walsh has overall management responsibility for coordinating lottery operations support for both the Instant Ticket and Related Services and Systems segments. Prior to joining the Company, Mr. Walsh held positions with Control Data Corporation and Ticketron's sports and entertainment division.

         THE FOLLOWING DISCUSSION OF ASPECTS OF THE COMPANY'S BUSINESS ALSO CONSTITUTES A CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual quarterly and annual consolidated results for 1999, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

GOVERNMENTAL REGULATION

         Lotteries are not permitted in the various states/jurisdictions of the United States unless expressly authorized by law. The ongoing operations of authorized lotteries in the United States typically are extensively regulated. Applicable legislation varies from jurisdiction to jurisdiction but, in addition to authorizing the lottery and creating the applicable regulatory authority, the lottery statutes generally dictate certain broad parameters of lottery operation, including the percentage of lottery revenues which must be paid out in prizes. Lottery authorities typically exercise significant control as to the selection of vendors (such as the Company) and award of lottery contracts, including ticket prices, types of games played and marketing strategy, all of which can affect the Company's operating results.

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

         Scientific Games from time to time retains governmental affairs representatives in various states of the United States to advise legislators and the public concerning its views on lottery legislation, to monitor any such legislation and to advise the Company in its relations with lottery authorities. Scientific Games also makes campaign contributions to various state political parties and state political candidates. The Company believes it has complied with applicable laws and regulations concerning campaign contributions and lobbying disclosures.

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

MARKETS

         The Company's operations are international in scope. With 37 states and the District of Columbia currently operating lotteries in the United States, the Company's growth in the domestic market depends primarily on expanded activities of existing lotteries as well as winning new contract awards, re-bids and contract extensions. The Company has a high percentage of the U.S. instant ticket market but has a minimal U.S. systems presence. As a result, management believes the U.S. systems market to be a source of potential revenue growth for the Company. Contrasted with the domestic market, the international market is far from mature, with various countries viewing lotteries as a potential source of revenue for a variety of governmental programs. For a discussion of the Company's net revenues, operating income and identifiable assets attributable to U.S. production operations, see Note 11 of the Notes to Consolidated Financial Statements set forth elsewhere in this report, which is incorporated herein by reference thereto. For a discussion of revenues from lottery agencies and other customers domiciled in foreign countries, also see Note 11 which is incorporated herein by reference.

         In 1998, no customer accounted for more than 10% of the revenues of the Company. During 1998, the Company had nine U.S. contracts that were subject to extensions or scheduled to expire. Of such contracts, six contained extension options. With respect to the foregoing contracts, the Company received six contract extensions, negotiated one additional extension, was the successful bidder on one new contract and was the unsuccessful bidder on one contract. The Company was the unsuccessful bidder on the California State Lottery contract. However, the Company did receive a back-up supply contract extension through June 1999. With regard to contracts previously held by its competitors, the Company was the successful bidder in 1998 for the Connecticut Lottery Corporation.

         The Company has thirteen U.S. contracts which are subject to extensions or scheduled to expire in 1999. Of these thirteen contracts, 8 have extensions available. Management believes new contracts for those jurisdictions without extensions will be awarded through a competitive procurement process in which the Company will participate. The Company estimates, based in part upon industry and lottery furnished information, that 1998 U.S. instant ticket retail sales by lotteries ("1998 Lottery Sales") were in excess of $14 billion. In comparison, 1998 international instant ticket retail sales are estimated to be $14 billion. Based in part on such information, management estimates the Company's U.S. customers with contracts subject to extensions or scheduled to expire in 1999 represent, in the aggregate, retail sales of approximately 40.7% of 1998 Lottery Sales. In contrast, management believes that lottery contracts with eight states currently serviced by its competitors are subject to extensions or are scheduled to expire in 1999 which the Company estimates had aggregate retail sales equal to approximately 32.0% of 1998 Lottery Sales. The Company expects that new contracts for such states not exercising extensions will be awarded through the competitive procurement process in which the Company expects to participate.

         U.S. instant ticket lottery contracts typically have an initial term of from one to five years and usually provide the customer with options to extend the contract one or more times under the same or mutually agreeable terms and conditions for additional periods generally ranging from one to five years. The average term of a U.S. on-line contract is five to ten years, with additional extension options, which limits the number of contracts available for bidding in any given year. The Company's customers have exercised extension options in the Company's U.S. instant lottery contracts a majority of the time.

         The table included herein lists the United States lottery contracts for which the Company had executed agreements as of March 22, 1999 and certain information with respect thereto. The Company is the primary instant ticket supplier unless otherwise noted. The table also includes 1998 instant ticket retail sales for each state or district.

                                SCIENTIFIC GAMES
                         UNITED STATES LOTTERY CONTRACTS

                                 1998
                            INSTANT TICKET      COMMENCEMENT         EXPIRATION         CURRENT RENEWAL
                             RETAIL SALES      DATE OF CURRENT    DATE OF CURRENT           OPTIONS
     STATE/DISTRICT         (IN MILLIONS)         CONTRACT            CONTRACT              REMAINING           TYPE OF CONTRACT
---------------------------------------------------------------------------------------------------------------------------------

Arizona                                108.4       January 1998        January 2001            2 one-year                    ITRS
California                             685.3       January 1996           June 1999                  none                    ITRS
Colorado                               225.2           May 1995           June 2000                  none                    ITRS
Connecticut                            429.4        August 1998         August 2000            2 one-year                    ITRS
Delaware                                18.1          July 1995           July 2000                  none                    ITRS
District of Columbia                    23.4           May 1996            May 1999            3 one-year                    ITRS
Florida                                663.9         April 1997      September 2002                  none                    ITRS
Georgia                                609.8           May 1993          April 2003                  none                    ITRS
Illinois                               618.3          July 1996           July 1999            3 one-year                    ITRS
Indiana                                351.5      December 1997       December 1999            2 one-year                    ITRS
Iowa                                    90.6       January 1995       December 1999                  none                    ITRS
Kentucky                               261.9       October 1997        October 1999            3 one-year                    ITRS
Maine                                  105.5          July 1990           June 2000                  none       ITRS and  Systems
Massachusetts                        2,085.0       October 1993           June 1999                  none                    ITRS
Minnesota                              260.1       January 1995        January 2000            1 one-year                    ITRS
Missouri                               257.3          June 1997           June 1999                  none        ITRS and Systems
Nebraska                                39.8          July 1993           June 2001                  none        ITRS and Systems
New Jersey                             518.6      November 1996        October 1999            2 one-year                    ITRS
New Mexico                              48.6         March 1997          March 1999            4 one-year                    ITRS
New York                             1.009.9         April 1996           July 1999            1 one-year        ITRS and Systems
Oregon                                 121.9          June 1998           June 1999                  none                   ITRS*
Pennsylvania                           469.2         April 1997          April 2002            5 one-year                    ITRS
South Dakota                            14.5          June 1995           June 1999            1 one-year                    ITRS
Texas                                1,615.6         March 1999          March 2002                  none                    ITRS**
Virginia                               302.3       January 1997           July 2002  1 three or five year                 Systems
Washington                             230.3           May 1995            May 2000                  none                    ITRS
W. Virginia                             80.2      December 1996           June 2000            1 one-year        ITRS and Systems
Wisconsin                              246.6       October 1996        October 1999                  none                   ITRS*

---------------------------------------------------------------------------------------------------------------------------------
 * secondary printer
** See Recent Developments of Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Part IV, Item 14, Exhibit 13.1 of the Company's Annual Report on Form 10-K.
ITRS = Instant Ticket and Related Services
---------------------------------------------------------------------------------------------------------------------------------

         The Company's re-entry into the on-line lottery business in 1998 has and will allow the Company to compete for a share of both the U.S. and international sales in the future. The Company expects to bid on these U.S. contracts, while pursuing international on-line opportunities during 1999.

         The Company currently provides instant ticket validation systems to the five states shown in the chart. In addition, the Company currently has eleven SGI-NET systems installations in Europe and expects to add France, Western Canada and Golden Casket Lottery Corporation in Australia. As a result of winning the contract to provide on-line lottery services to the Western Canada Lottery Corp., we believe we are now better positioned to compete for additional on-line contracts, not only in the remainder of Canada, but also in the rest of North America. In addition, the sale of SciScan terminals to Greece and France better positions the Company to market its SciScan Technology in Europe. Management believes that its technical and marketing expertise, its reputation as a quality instant ticket provider, its financial stability and its quality on-line products will allow it to compete in the U.S. on-line market.

         Sales outside the United States may consist of sales of goods and services exported to customers located overseas, sales of goods and services to customers in countries in which the Company's foreign subsidiaries have manufacturing facilities or sales of goods and services by the Company's foreign subsidiaries located outside the country of production. Although the Company does business worldwide, a majority of the Company's current foreign operations are conducted in Europe, and a majority of U.S. export sales are made to customers located in Europe.

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

INDUSTRY SEGMENT INFORMATION AND CLASSES OF SIMILAR SERVICES

         Information with respect to the Company's industry segments, geographical operations and classes of similar services is set forth in Note 11 to the Consolidated Financial Statements of the Company, which appears on pages 28 through 39 of the Company's 1998 Annual Report to Shareholders, which Note 11 is incorporated herein by reference.

LOTTERY CONTRACTS:  PROCUREMENT PROCESS AND REQUIREMENTS

         Lotteries in the United States typically select an instant ticket or on-line supplier by issuing a Request for Proposals ("RFP") which outlines contractual obligations as well as products and services to be delivered. An evaluation committee frequently comprised of key lottery staff evaluates responses based on various criteria. These criteria usually include quality of product, security plan and features, experience in the industry, quality of personnel and services to be delivered and price. We believe that the quality of our personnel, our technical expertise and our manufacturing efficiency give us many advantages relative to the competition when responding to state lottery RFPs. However, many lotteries still award the contract to the qualified vendor with the lowest price, regardless of factors other than price. Contract awards by lottery authorities in the United States are sometimes challenged by unsuccessful competitors which can result in protracted legal proceedings.

         Domestic lottery contracts, including ours, typically contain provisions for payment of liquidated damages for late delivery of tickets, delivery of defective tickets or system non-operability, which in the aggregate could result in several million dollars or more per day in penalties to the Company. Although the payment of liquidated damages with respect to on-line lotteries may not be uncommon, the Company believes it is uncommon for instant lotteries. Scientific Games has not typically paid liquidated damages in a material amount under instant ticket lottery contracts, although we have on occasion negotiated customer allowances which have not had a material effect on our business.

         Lottery contracts to which the Company is party frequently contain exacting implementation schedules and performance requirements. Failure to meet these schedules and requirements may result in substantial monetary liquidated damages, as well as possible contract termination. The Company maintains a bonding program for its bid bonds, litigation bonds and performance bonds through various insurance companies. As of December 31, 1998, $77 million was outstanding in aggregate face amount of surety bonds issued. One or more of these bonds is generally required by a lottery customer in order to participate in a lottery procurement or to enter into a contract with the lottery following successful bid. Failure to provide such bonds would materially and adversely affect the Company's ability to do business. The Company's bonding program is backed by a blanket indemnity of the surety.

         Our contracts periodically expire and/or reach optional extension dates. Upon the expiration of a contract (including any extensions thereof), lottery authorities may award new contracts through a competitive procurement process. There can be no assurance that our current contracts will be extended or that we will be awarded new contracts as a result of competitive procurement processes in the future. The Company's lottery contracts typically permit a lottery authority to terminate the contract at any time for failure to perform and other specified reasons, and many of such contracts permit the lottery authority to terminate the contract at will without penalty. Depending upon, among other factors, the amount of new revenue we derived thereunder, the termination, expiration or failure to renew one or more lottery contracts could have a material adverse effect on the our results of operation, business or prospects.

COMPETITION

         The instant and on-line lottery businesses are highly competitive, and the Company's business faces competition from a number of domestic and foreign instant ticket manufacturers, on-line lottery system providers and other competitors.

         Scientific Games currently has two primary instant lottery ticket competitors in the U.S.: Pollard Banknote Limited ("Pollard") and BABN Technologies ("BABN," a subsidiary of Group Francois-Charles Oberthur of France). In addition, Creative Games International, Inc. ("Creative Games") is also a competitor in the U.S. The Company estimates that the retail sales value of its U.S. customer base was in excess of 70% of total U.S. instant ticket retail sales in 1998 - approximately twice as large as its next largest competitor. Except as permitted by the applicable provisions of the North American Free Trade Act with respect to Canada and Mexico, it is currently illegal to import lottery tickets into the United States from a foreign country. The Company's business could be adversely affected should additional foreign competitors in Canada or Mexico export their lottery products to the U.S. or should other foreign competitors establish printing facilities in the U.S., Canada or Mexico to supply the U.S. market.

         Internationally, there are many lottery instant ticket vendors which provide competition to the Company, including, among others, BABN, Pollard, Creative Games, GPS Honsel and various other vendors.

         GTECH Holdings Corporation ("GTECH") is our major competitor in the on-line market with about 70% of the U.S. market. Other on-line competitors in the U.S. are Automated Wagering Inc. ("AWI") a subsidiary of Powerhouse Technologies, and Autotote Corporation. GTECH is also our major competitor in the international on-line market with the balance of the market being served by Scientific Games, AWI, EssNet AB and a few other companies.

         Both in the U.S. market and internationally, factors which influence the award of lottery contracts in addition to price, are believed to include, among others, the ability to optimize lottery revenues through game design and technical capability, quality of the product, dependability, production capacity, marketing experience, financial condition and reputation of the bidder, the security and integrity of the bidder's production operations, products and services offered and the satisfaction of various other requirements and qualifications imposed by specific jurisdictions.

         We believe our position as a leading worldwide producer of instant lottery tickets and our reputation as a developer of state-of-the-art technology and marketing concepts, as well as experience in the industry, enhance significantly our competitive position. The large capital investment necessary to purchase, customize and install an instant ticket printing operation, the high level of security required in the lottery industry and the fact that all states in the U.S. which have lotteries have typically required potential suppliers to have prior lottery experience are all factors which tend to limit the number of firms which are willing to, or are in the position to, enter the instant lottery ticket production business. Our business could be adversely affected should our competitors' research and development activities result in reduced technological differentiation between our products and their products. Similarly, in the event technological developments materially reduce the capital investment required to finance secure lottery ticket printing and systems operations, the Company's business could be adversely affected by increased competition. We do not anticipate any material reduction in the level of capital financing required for entry into the lottery product business in the foreseeable future.

         The Company believes it has no current competitor in the U.S. market which produces instant lottery tickets, provides on-line systems and offers a full range of services to state lotteries. Competitors have typically either manufactured only instant tickets or provided only certain services, such as software for the management systems, marketing assistance or other specific duties. However, an on-line vendor in cooperation with an instant ticket supplier may jointly be considered a competitor or potential competitor. In addition, an on-line vendor not in cooperation with an instant ticket supplier may nonetheless provide various cooperative services, including data processing services. Scientific Games has two primary domestic and international competitors in this regard: AWI and GTECH.

         In 1997, we discontinued our charity pull-tab ticket business, which was produced and distributed by our subsidiary GameTec Inc. ("GameTec"). In connection with the disposition, we sold substantially all of the assets of GameTec to International Gamco, Inc. ("Gamco"). We entered into a three-year extendible marketing agreement with Gamco to provide marketing and related services to state lotteries for pull-tab tickets. Currently, the Company has 3 contracts with state lotteries for pull-tab tickets. We believe it is desirable to offer pull-tab tickets to lottery customers to maintain a full range of products and services and we continue to provide pull-tab tickets to our lottery customers through the marketing agreement. Our sales of pull-tab tickets to lottery customers are included in our Instant Ticket and Related Services segment and accounted for less than 10% of our consolidated gross revenues in 1998.

POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

         Our operating results may vary significantly from period to period. Revenues and capital expenditures may be difficult to forecast because our sales cycle may vary and depend upon facts such as the size and timing of awarded contracts, changes in customer budgets, delays in customer orders, changes in lottery marketing strategies and ticket ordering patterns and general economic conditions. Contracts with governmental entities operating newly authorized instant lotteries tend to generate higher levels of ticket sales in the initial months.

         Our operating results also may be affected by the working capital requirements associated with preparing facilities and equipment, establishing the distribution system and printing tickets for a recently awarded contract, and by the amount of time elapsing before the receipt and/or recognition of revenues from the sale of Instant Tickets and Related Services. Significant new customer contracts may require the expenditure of additional resources and the creation of additional infrastructures before revenues are realized. In addition, operating results may be affected if we need to utilize overtime labor or by our ability to smoothly integrate new and/or upgraded production equipment with our existing production operations. Revenues from the sale of Instant Tickets and Related Services and Systems may be recognized based upon ticket shipments, a percentage of the lottery's sales to the public, a contracted price, a license agreement, an equipment lease agreement or any combination of the foregoing.

         Additionally, circumstances encountered in international markets, including the substantial amount of time involved in bidding on any international contract, the evaluation of such bid and the resultant contract award or rejection can vary significantly from that originally anticipated when the bid is prepared. All of these factors may make it difficult to forecast revenues and expenditures related to our operations over extended periods and may result in fluctuations in our quarterly financial results. Accordingly, quarter to quarter fluctuations in revenues may be expected.

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

ADDITIONAL RISK FACTORS AND INVESTMENT CONSIDERATIONS

         Additional or related factors which could affect our actual results and could cause our actual consolidated results for the first quarter of 1999, and beyond, to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company include:

         Continued or increased pressure to change the selling prices for our products, and the resulting effects on margins, our actions in connection with continued competition in many product areas, including, but not limited to, price competition and fluctuating demand for certain lottery ticket products by one or more lottery customers;

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

         The inability of the Company's vendors and customers as well as the Company itself to adequately prepare for and respond to potential business interruptions caused by the Year 2000 problem;

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

         The effects of changes within our Company or in compensation and benefit levels; activities of third parties with which we have an agreement or understanding, including any issues affecting any investment or joint venture in which we have an interest; the amount, type and cost of the financing available to or utilized by us; and

         The ability to integrate acquisitions into our existing operations and unexpected difficulties or problems with such acquired entities including inadequate production equipment, inadequate production capacity or quality, outdated or incompatible technologies or an inability to realize anticipated synergies and efficiencies, whether within anticipated timeframes or at all.

         For a more detailed discussion of certain of these risks see Item 3 "Legal Proceedings" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 2.  PROPERTIES

         The Company currently has four instant ticket manufacturing sites: a 71,000 square foot leased facility in Gilroy, California (the "California Facility"); a 185,000 square foot owned headquarters and manufacturing facility in Alpharetta, Georgia (the "Georgia Facility"); a 112,000 square foot leased facility in Leeds, United Kingdom (the "Leeds Facility"); and a 30,000 square foot leased facility in Bradford, United Kingdom (the "Bradford Facility").

         We also have a 8,000 square foot leased facility in Vienna, Austria (the "Austria Facility"), which is dedicated to software development activities for our on-line business. We currently are subleasing space from FDJ in Paris, France for our French software development activities until an appropriate office building is located and tenant improvements are installed for the Company's French operations. The South Africa sales branch leases approximately 1,900 square feet in Woodmead, South Africa. Sales support, research, product development, U.S. software development and graphics are located in the Company's corporate headquarters at the Georgia Facility where the Company also has a 10,000 square foot leased facility for software development in addition to its manufacturing facility. Our employees also may be located at facilities owned or leased by lotteries. In addition, we lease facilities in several states in order to provide additional services to our Instant Ticket and Related Services customers.

         The four manufacturing facilities have a combined maximum production capacity of approximately 14 billion "standard sized" (2 by 4 inch) tickets per year. However, at maximum production capacity, the Company incurs substantial overtime expense and can encounter reduced efficiencies. The California Facility consists of office and production space equipped with a modern gravure press with multiple ink-jet imagers. The California Facility lease expires April 30, 2005. Currently. In addition, the Company separately leases in California an approximately 14,000 square foot ink production facility under a lease expiring April 30, 1999. The Company is currently negotiating the terms of a new lease for the same 14,000 square foot facility. The Leeds Facility consists of office and production space equipped with five sheet-fed offset presses. The administrative and game development departments for both the Leeds and Bradford Facilities are in this location. The Leeds Facility lease expires October 31, 2001. The Bradford Facility includes office and production space and is equipped with three separate printing processes: offset, inkjet and rotary screen. The Bradford Facility lease expires June 30, 2016. The Austria Facility consists of office and software development space equipped with state-of-the-art software development tools. The Austria Facility lease expires on December 31, 2007.

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

         In 1995, we also installed an additional custom-designed printing press, including new imagers, data stations and related equipment, in its Georgia Facility. The total cost of the equipment and building expansion was approximately $15.5 million. This is designed to employ both offset and flexographic printing technologies and allows us to more economically produce smaller print runs than the existing two gravure presses, by, among other things, reducing press set-up costs as compared to the existing gravure presses in Georgia and California. The savings in operation of the third press are attributable to, among other factors, the flexographic and offset technologies which use photopolymer and aluminum plates rather than the engraved chrome plated cylinders used in the gravure process.

         In 1998, we installed our own film development equipment in our Georgia Facility. The new film development equipment allows us to internalize our pre-press functions and reduce our manufacturing costs.

         The Company has presses at the Leeds and Bradford Facilities located in the United Kingdom. The Leeds Facility has five sheet-fed offset presses as well as imaging and silk screen equipment. The Bradford Facility utilizes three separate printing processes, which are an offset, inkjet and rotary screen. In 1997, after an analysis of projected future manufacturing requirements, we began installation of new imagers, data stations and related equipment incorporating significantly advanced technology for our existing presses at the Bradford Facility at a total retail cost of approximately $3.0 million. Such imagers became fully operational in March 1998 and materially increased the efficiency and flexibility (and thus capacity) of our existing presses at the Bradford Facility.

ITEM 3.  LEGAL PROCEEDINGS

          The Company's SGI subsidiary owns a minority interest in Wintech de Colombia, S.A. ("Wintech"), which has operated the Colombian national lottery under contract with Empresa Colombiana de Recursos para la Salud, S.A. ("Ecosalud"), an agency of the Colombian government. The contract projected that certain levels of lottery ticket sales would be attained, and provided a penalty against Wintech, SGI and the other shareholders of Wintech of up to $5,000,000 if such levels were not achieved. In addition, with respect to a further guarantee of performance under the contract with Ecosalud, SGI delivered to Ecosalud a $4,000,000 bond issued by a Colombian surety, Seguros del Estado ("Seguros"). Wintech started the instant lottery in Colombia but, due to difficulties beyond its control, the projected sales level was not met for the year ending 1993. On July 1, 1993, Ecosalud adopted resolutions declaring, among other things, that the contract was in default and asserted various claims for compensation and penalties against Wintech, SGI and shareholders of Wintech. As the Company has previously disclosed, litigation is pending in Colombia concerning various claims among Ecosalud, Wintech and the Company relating to the termination of the contracts with Ecosalud (the "Colombian Litigation"). Ecosalud's claims in the Colombian Litigation are for, among other things, realization on the full amount of the penalty plus interest and costs of the bond.

         SGI has consulted with Colombian counsel and has been advised that SGI has various legal defenses to Ecosalud's claims. SGI also has certain cross indemnities and undertakings from the two other private shareholders of Wintech for their respective shares of any liability to Ecosalud. That obligation is secured in part by a $1,500,000 confirmed letter of credit in favor of SGI. The Colombian surety which issued a $4,000,000 bond to Ecosalud under the contract has reportedly paid $2,400,000 to Ecosalud under the bond, and made demand upon SGI for that amount under the indemnity agreement entered into by the surety and SGI. SGI declined to make or authorize any such payment and notified the surety that any payment in response to Ecosalud's demand on the bond is at the surety's risk. No assurance can be given that the other shareholders of Wintech will, or have sufficient assets to, honor their indemnity undertakings to SGI when the claims by Ecosalud against SGI and Wintech are resolved, in the event such claims result in any liability.

         In June 1996, Ecosalud filed a complaint against the Company in the United States District Court for the Northern District of Georgia, Atlanta Division (the "Georgia Litigation"). Total damages claimed in the original Complaint were "not less than $84,423,267." The complaint also sought reasonable attorneys' fees and costs allegedly pursuant to the contract. In response to the complaint, SGI filed a motion to dismiss the action on multiple grounds, including the mandatory arbitration clause contained within the contract. Ecosalud then filed an amended complaint in which it withdrew its claim for in excess of $84,000,000 and, instead, seeks $5,000,000 under an "Executive Title," a purported joint and several guarantee by the Company, Wintech and other shareholders in Wintech that projected levels of lottery ticket sales would be attained. In addition, Ecosalud also sought attorneys' fees and interest on the claim. SGI filed a motion to dismiss the amended complaint on the grounds, inter alia, that litigation involving the same subject matter was pending in Colombia, the dispute is subject to an arbitration clause and forum non conveniens. On March 19, 1997, judgment was entered on behalf of the Company. The Court dismissed the action on the grounds that it was governed by the arbitration and forum selecting clauses in the contract which require that all disputes be settled either by arbitration in Colombia or in the administrative courts of Colombia. The Court also dismissed the action on the grounds of lis alibi pendens. On April 16, 1997, the Plaintiff filed a notice of appeal. The United States Court of Appeals for the Eleventh Circuit heard oral argument on the appeal of the dismissal of the complaint of Ecosalud on January 16, 1998 and thereafter affirmed the holding of the trial Court. Ecosalud did not seek reconsideration by the Eleventh Circuit; accordingly, the Georgia Litigation has been concluded.

         On April 2, 1998, Seguros brought suit against the Company in the United States District Court for the Northern District of Georgia, Atlanta Division. The plaintiff seeks $2,400,000 for sums paid by Seguros to Esosalud under the surety bond on November 1, 1994, plus interest at the Colombian bank rate of interest. The Company has filed a motion to dismiss based on the Colombian statute of limitations of two years and, alternatively, seeking that the case be dismissed on other grounds. Seguros filed a motion for summary judgment with the Court on May 6, 1998 seeking summary judgment on its claim in the amount of $2,400,000, plus $3,246,916 in accrued interest, plus interest, thereafter.

         SGI intends to vigorously defend the Colombian Litigation and the recently filed Seguros litigation and has been advised by counsel that the Company has numerous defenses on the merits, as well as procedural defenses to the litigation. Although it is not possible to determine the outcome of the litigation in Colombia, or the other related surety and indemnity claims, management believes based upon, among other things, the advice of counsel that SGI has various defenses (which it has asserted in response to such proceedings and claims), that adequate provision has been made for such claims and the disposition thereof should not have a material adverse effect on the Company's consolidated financial condition or consolidated results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders at any time during the fourth quarter of the year ended December 31, 1998.

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

         The information presented under the caption "Corporate Information" on page 41 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6   SELECTED FINANCIAL DATA

         The information presented under the caption "Five-Year Selected Financial Data" on page 14 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 through 23 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information set forth under the heading "Inflation, Changing Prices, Foreign Currency Fluctuations and Market Risk" appearing on pages 21 through 22 of our 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information presented under the caption's "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Shareholders' Equity", and "Notes to Consolidated Financial Statements", on pages 24 - 40 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         This information required by Item 10 is incorporated by reference from the information in Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Stockholders to be held May 21, 1999, except as to biographical information on Executive Officers which is contained in Item 1 of this Annual Report on Form 10-K.

ITEM 11  EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference from the information in Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Stockholders to be held May 21, 1999.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated by reference from the information in Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Stockholders to be held May 21, 1999.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference from the information in Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Stockholders to be held May 21, 1999.

                                     PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Consolidated Financial Statements

         The following financial statements and notes thereto of Scientific Games Holdings Corp. are incorporated in Item 8 by reference from the Company's 1998 Annual Report to Shareholders:

                                                                                                            Page in Annual
                                                                                                        Report to Shareholders
                                                                                                        ----------------------

       Consolidated Statements of Income, Years ended December 31, 1998, 1997 and 1996                              24

       Consolidated Balance Sheets-- December 31, 1998 and 1997                                                     25

       Consolidated Statements of Cash Flows  -- Years ended December 31, 1998, 1997 and 1996                       26

       Consolidated Statements of Shareholders' Equity, Years ended December 31, 1998, 1997 and 1996                27

       Notes to Consolidated Financial Statements-- December 31, 1998                                            28-39

       Report of Independent Auditors                                                                               40

(a)(2) Financial Statement Schedules

       Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Reports on Form 8-K

       No reports on Form 8-K were filed during the fourth quarter of 1998.

(a)(4) Listing of Exhibits

         The exhibits listed below are filed with or incorporated by reference into this annual report on Form 10-K.

EXHIBIT NO.            DESCRIPTION OF EXHIBIT
-----------            ----------------------

3.1                        --  Second Amended and Restated Certificate of Incorporation of Scientific Games
                               Holdings Corp. with Certificate of Designation (12)
3.2                        --  Second Amended and Restated By-Laws of Scientific Games Holdings Corp. (4)
10.2                       --  Agreement by and between the Massachusetts State Lottery Commission and
                               Scientific Games, Inc. dated December 18, 1987 and extensions thereto (1)
10.6                       --  Employment Agreement ("Old Malloy Employment Agreement") dated as of October 1,
                               1991 between Scientific Games Operating Corp. (now known as Scientific Games
                               Inc.) and William G. Malloy (1)
10.7                       --  Employment Agreement ("Behm Employment Agreement") dated as of October 1, 1991 between Scientific Games Operating Corp. (now known as Scientific Games Inc.)
                               and William F. Behm (1)
10.8                       --  Employment Agreement ("Little Employment Agreement") dated as of October 1,
                               1991 between Scientific Games Operating Corp. (now known as Scientific Games
                               Inc.) and Thomas F. Little (1)
10.10                      --  Form of Promissory Note evidencing loans to Management Stockholders (1)

10.16                      --  Second Amendment to Asset Purchase Agreement dated as of October 1, 1991 between Bally Manufacturing Corporation and Scientific Games Operating Corp.
                               (now known as Scientific Games Inc.) (re: earnout) (1)
10.17                      --  Stockholders' Agreement dated as of July 1, 1993, as amended (1)
10.18                      --  Amended First 1991 Management Stock Option Plan (1)
10.19                      --  Amended Second 1991 Management Stock Option Plan (1)
10.20                      --  1993 Management Stock Option Plan (1)
10.21                      --  Industrial Real Estate Lease dated December 4, 1984 between Arroyo One as
                               Landlord and Scientific Games Inc. as Tenant (Gilroy Lease), as amended (1)
10.22                      --  Lease dated April 27, 1987 between Kishimura Bros. and Scientific Games of
                               California, Inc. (Scientific Games of California, Inc. assigned its leasehold interest to Scientific Games Operating Corp., now known as Scientific Games,
                               Inc.), as amended (1)
10.23                      --  Form of Amendment to Old Malloy Employment Agreement (1)
10.24                      --  Form of Amendment to Behm Employment Agreement (1)
10.25                      --  Form of Amendment to Little Employment Agreement (1)
10.26                      --  Instant Ticket and Associated Products and Services Agreement dated May 4, 1993 by and between Georgia Lottery Corporation and Scientific Games, Inc. (4)
10.31                      --  Form of revised Severance Benefits Agreement (4)
10.32                      --  Amendment to Amended First 1991 Management Stock Option Plan (4)
10.33                      --  Amendment to Amended Second 1991 Management Stock Option Plan (4)
10.34                      --  Amendment to 1993 Management Stock Option Plan (4)
10.35                      --  First Amended and Restated 1993 Directors' Stock Option Plan (4)
10.37                      --  1994 Management Stock Option Plan (6)
10.38                      --  1995/1996 Management Stock Option Plan (6)
10.39                      --  Key Employee Restricted Stock Option Plan (6)
10.40                      --  Severance Benefits Agreement dated as of May 5, 1995, between Scientific Games Holdings Corp. and
                               Cliff O. Bickell (7)
10.42                      --  Key Employee Restricted Stock Plan (6)
10.43                      --  Form of Key Employee Restricted Stock Plan Restricted Stock Award Agreement (7)
10.45                      --  Instant Lottery Tickets Supply Agreement between Thomas De La Rue Limited, Scientific Games Inc. and
                               Camelot Group plc, dated June 15, 1995. (3)(8)
10.46                      --  Credit Agreement for Line of Credit From First Union National Bank of Georgia to Scientific Games
                               Holdings Corp. and Scientific Games Inc. Dated: December 20, 1996 (9)
10.47                      --  Rights Agreement dated as of July 10, 1997 between Scientific Games Holdings Corp. and First Union
                               National Bank as Rights Agent (11)
10.48                      --  Amended Bank Credit Agreement (12)
10.49                      --  1998 Employee Stock Purchase Plan, as amended and restated (12)
10.50                      --  Stock Purchase Agreement dated as of April 15, 1997, by and between Scientific Games Holdings Corp.
                               and Autotote Corporation with Respect to All Outstanding Capital Stock of TeleControl Kommunications
                               - und Computersysteme Gesellschaft m.b.H. (12)
10.51                      --  Form of Amendment to Behm Employment Agreement (12)
10.52                      --  Form of Amendment to Little Employment Agreement (12)
10.53                      --  Severance Benefits And Employment Agreement dated as of January 1, 1998 between William G. Malloy and Scientific Games Holdings Corp.
11.0                       --  Statement re: computation of per share earnings (loss)
13.1                       --  1998 Annual Report to Shareholders pages 14, 15-39 and 41 only
21.0                       --  List of Subsidiaries of Registrant
23.0                       --  Consent of Independent Auditors
27.0                       --  Financial Data Schedule (for SEC use only)

---------------------

(1) Previously filed with Registration Statement No. 33-65582, filed on July 2, 1993 or as subsequently amended on July 28, 1993, August 9, 1993 or August 20, 1993.

(2) Previously filed with the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1993.
(3) Portions of Exhibits 10.28 and 10.43 deemed confidential by the Company have been omitted, were filed separately with the Commission and confidential treatment has been granted for portions of these exhibits.
(4) Previously filed with the Company's Registration Statement No. 33-75168, filed on February 11, 1994 or as subsequently amended on March 4, 1994.
(5) Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
(6) Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
(7) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
(8) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
(9) Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
(10) Previously filed with the Company's Current Report on Form 8-K dated April 15, 1997 and filed with the Commission on June 30, 1997.
(11) Previously filed with the Company's Current Report of Form 8-K 8A/A dated August 6, 1997 and filed with the Commission on such date.
(12) Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


(b)      Reports on Form 8-K:  none.

(c)      Executive Compensation Plans and Arrangements.

                  (i) Employment Agreement ("Old Malloy Employment Agreement") dated as of October 1, 1991 between Scientific Games Operating Corp. (now known as Scientific Games Inc.)
                           and William G. Malloy, Exhibit 10.6 (1)
                  (ii) Employment Agreement ("Behm Employment Agreement") dated as of October 1, 1991 between Scientific Games Operating Corp. (now known as Scientific Games Inc.) and William F. Behm, Exhibit 10.7 (1)
                  (iii) Employment Agreement ("Little Employment Agreement") dated as of October 1, 1991 between Scientific Games Operating Corp. (now known as Scientific Games Inc.) and Thomas F. Little, Exhibit 10.8 (1)
                  (iv)     Amended First 1991 Management Stock Option Plan,
                           Exhibit 10.18 (1)
                  (v)      Amended Second 1991 Management Stock Option Plan,
                           Exhibit 10.19 (1)
                  (vi)     1993 Management Stock Option Plan, Exhibit 10.20 (1)
                  (vii)    Form of Amendment to Old Malloy Employment Agreement,
                           Exhibit 10.23 (1)
                  (viii)   Form of Amendment to Behm Employment Agreement,
                           Exhibit 10.24 (1)
                  (ix)     Form of Amendment to Little Employment Agreement,
                           Exhibit 10.25 (1)
                  (x)      Form of revised Severance Benefits Agreement, Exhibit
                           10.31 (2)
                  (xi) Amendment to Amended First 1991 Management Stock Option Plan, Exhibit 10.32 (2)
                  (xii) Amendment to Amended Second 1991 Management Stock Option Plan, Exhibit 10.33 (2)
                  (xiii)   Amendment to 1993 Management Stock Option Plan,
                           Exhibit 10.34 (2)
                  (xiv)    1994 Management Stock Option Plan, Exhibit 10.37 (3)
                  (xv)     1995/1996 Management Stock Option Plan, Exhibit 10.38
                           (3)
                  (xvi) Severance Benefits Agreement dated as of May 5, 1995, between Scientific Games Holdings Corp and Cliff O. Bickell, Exhibit 10.40 (4)
                  (xvii) Key Employee Restricted Stock Plan, Exhibit 10.42 (3) (xviii) Form of Key Employee Restricted Stock Plan Restricted
                           Stock Award Agreement, Exhibit 10.43 (4)
                  (xix)    Form of Amendment to Behm Employment Agreement,
                           Exhibit 10.51 (5)

                  (xx)     Form of Amendment to Little Employment Agreement,
                           Exhibit 10.52 (5)
                  (xxi) Severance Benefits and Employment Agreement dated as of January 1, 1998 between William G. Malloy and Scientific Games Holdings Corp. Exhibit 10.53.

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

                  (2) Previously filed with Registration Statement No. 33-75168, filed on February 11, 1994 or as subsequently amended on March 4, 1994.

                  (3) Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

                  (4) Previously filed with the Company's Annual Report on Form 10-Q for the quarter ended June 30, 1995.

                  (5) Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                                 SIGNATURE PAGE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Scientific Games Holdings Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Alpharetta, and State of Georgia on this 31st day of March, 1999.

                                    Scientific Games Holdings Corp.

                                    By: /s/ William G. Malloy
                                        ---------------------------------------
                                    William G. Malloy, Chairman
                                    of the Board, President, and
                                    Chief Executive Officer

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

Signature                                   Title                                       Date
---------                                   -----                                       ----

/s/ William G. Malloy                       Chairman of the Board, President,           March 31, 1999
----------------------------                and Chief Executive Officer
William G. Malloy                           (Principal Executive Officer)


/s/ Cliff O. Bickell                        Chief Financial Officer,                    March 31, 1999
----------------------------                Vice President and Treasurer
Cliff O. Bickell                            (Principal Financial and Accounting
                                            Officer)

/s/ Paul F. Balser                          Director                                    March 31, 1999
----------------------------
Paul F. Balser

/s/ William F. Behm                         Director                                    March 31, 1999
----------------------------
William F. Behm

/s/ Mark E. Jennings                        Director                                    March 31, 1999
----------------------------
Mark E. Jennings

/s/ Frank S. Jones                          Director                                    March 31, 1999
----------------------------
Frank S. Jones

/s/ Edith K. Manns                          Director                                    March 31, 1999
----------------------------
Edith K. Manns

/s/ Dennis L. Whipple                       Director                                    March 31, 1999
----------------------------
Dennis L. Whipple