Form 10-Q
period 1999-03-31
SCIENTIFIC GAMES HOLDINGS CORP
filed 1999-05-17
CIK 880174

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            -----------------------

                                    FORM 10-Q

(MARK ONE)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
----   EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED        MARCH 31, 1999
                               -------------------------------------------------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
----   EXCHANGE ACT OF 1934

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
                                            Yes    X         No
                                               ----------      ---------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check [X] whether the registrant has filed all documents and reports required to be filed by section 12, 13 or 15(d) of the securities exchange act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                              Yes             No
                                                 ----------     ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,883,962 shares of common stock, $.001 par value per share, as of May 7, 1999.

                         PART I - FINANCIAL INFORMATION

                                                                   Page No.
                                                                   --------
Item 1.  Consolidated Condensed Financial Statements

         Consolidated Condensed Balance Sheets
                  March 31, 1999 and December 31, 1998.................4

         Consolidated Condensed Statements of Earnings
                  Three-month period ended March 31, 1999
                  and March 31, 1998...................................5

         Consolidated Condensed Statements of Cash Flows
                  Three-month period ended March 31, 1999
                  and March 31, 1998...................................6

         Notes to Consolidated Condensed Financial Statements..........7


Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................9


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................13

Item 6.  Exhibits and Reports on Form 8-K.............................13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         SCIENTIFIC GAMES HOLDINGS CORP.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)




                                                                 March 31,      December 31,
                                                                   1999            1998
                                                                 ---------      ------------
                           ASSETS                               (unaudited)         (1)
CURRENT ASSETS:
  Cash and cash equivalents ...............................      $  12,153       $   9,270
  Trade receivables .......................................         42,918          39,445
  Inventories .............................................         15,302          15,090
  Prepaid expenses and other current assets ...............          2,766           2,111
  Deferred income tax benefits ............................          1,012           1,032
                                                                 ---------       ---------
         Total current assets .............................         74,151          66,948

PROPERTY AND EQUIPMENT, AT COST:
  Land ....................................................          2,521           2,521
  Buildings ...............................................         11,684          11,664
  Production and other equipment ..........................        101,853         101,098
  Construction-in-progress ................................          2,312           2,047
                                                                 ---------       ---------
                                                                   118,370         117,330
  Less accumulated depreciation and amortization ..........        (59,769)        (57,386)
                                                                 ---------       ---------
                                                                    58,601          59,944
OTHER ASSETS
   Goodwill, net of amortization ..........................         34,571          35,282
   Other assets ...........................................         17,908          17,459
                                                                 ---------       ---------

                                                                 $ 185,231       $ 179,633
                                                                 =========       =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ........................................      $  12,973       $  16,270
  Accrued liabilities .....................................         21,939          17,822
  Bank debt ...............................................         10,128          12,482
  Income taxes payable ....................................          6,272           3,932
                                                                 ---------       ---------
         Total current liabilities ........................         51,312          50,506

LONG-TERM LIABILITIES:
  Other long-term liabilities .............................          7,844           8,221
  Deferred income taxes payable ...........................          6,785           6,694
  Minority interest in consolidated subsidiaries ..........          2,542           2,306

STOCKHOLDERS' EQUITY:
  Common stock par value $.001 per share:
    shares authorized: 25,750,000;
    issued and outstanding shares: 11,883,962 at March 31,
    1999 and 11,875,737 at December 31, 1998 ..............             12              12
  Additional paid-in capital ..............................         65,726          65,551
  Accumulated earnings ....................................         51,207          46,201
  Accumulated other comprehensive income ..................           (197)            142
                                                                 ---------       ---------
         Total stockholders' equity .......................        116,748         111,906
                                                                 ---------       ---------
                                                                 $ 185,231       $ 179,633
                                                                 =========       =========

(1) Derived from audited financial statements

    See accompanying notes.

                         SCIENTIFIC GAMES HOLDINGS CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                    Three-month period
                                                       ended March 31,
                                                     1999           1998
                                                  --------       --------

Revenue                                           $ 52,665       $ 48,419
Cost of revenues                                    33,718         31,557
                                                  --------       --------
                                                    18,947         16,862

Selling, general and administrative expenses         6,742          6,108
Depreciation and amortization                        4,071          4,204
Interest income                                         90             32
Other income (loss)                                      5            (46)
Gain/(loss) on foreign currency                        448            (10)
Interest expense                                       167            392
Minority interest elimination                         (429)            95
                                                  --------       --------
Income before income taxes                           8,081          6,229

Income tax expense                                   3,075          2,452
                                                  --------       --------
Net income                                        $  5,006          3,777
                                                  ========       ========

Basic net income per common share                 $   0.42       $   0.32
                                                  ========       ========
Diluted net income per common share               $   0.42       $   0.31
                                                  ========       ========

Average common shares outstanding - basic           11,883         11,997
Dilutive effect of stock options and
  non-vested restricted stock awards                   113            328
                                                  ========       ========
Average common shares outstanding - diluted         11,996         12,325
                                                  ========       ========


See accompanying notes.

                         SCIENTIFIC GAMES HOLDINGS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                 Three-month period
                                                                    ended March 31,
                                                                  1999          1998
                                                                --------       -------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
    Net income ...........................................      $  5,006       $ 3,777
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
         Depreciation ....................................         2,826         3,155
         Amortization of intangibles .....................         1,245         1,052
         (Gain)/loss on disposal of property and equipment           (12)           46
         Stock compensation expense ......................            15           145
         Minority interest ...............................           236
         Deferred income taxes ...........................           190           (13)
         Changes in operating assets and liabilities:
              Accounts receivable ........................        (5,247)        4,492
              Inventories ................................          (373)       (1,337)
              Prepaid expenses and other assets ..........        (1,573)       (1,299)
              Accounts payable ...........................        (2,622)        2,231
              Accrued liabilities ........................         5,933        (2,575)
              Income taxes payable .......................         2,659          (305)
                                                                --------       -------
      Net cash provided by operating activities ..........         8,283         9,369

CASH FLOWS USED IN INVESTING ACTIVITIES
    Proceeds from sales of property and equipment ........             3             0
    Purchases of property and equipment ..................        (1,849)       (2,279)
    Other investing activities ...........................             0           (27)
                                                                --------       -------
      Net cash used in investing activities ..............        (1,846)       (2,306)

CASH FLOWS USED IN FINANCING ACTIVITIES
    Borrowings under bank debt ...........................         6,064           294
    Payments on bank debt and other long-term debt .......        (8,418)       (5,053)
    Proceeds from the exercise of common stock options ...             4           926
                                                                --------       -------
      Net cash used in financing activities ..............        (2,350)       (3,833)
                                                                --------       -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ..................        (1,204)          105
NET INCREASE IN CASH AND CASH EQUIVALENTS ................         2,883         3,335

CASH AND CASH EQUIVALENTS, beginning of period ...........         9,270         2,843
                                                                --------       -------
CASH AND CASH EQUIVALENTS, end of period .................      $ 12,153       $ 6,178
                                                                ========       =======
SUPPLEMENTAL CASH FLOWS DISCLOSURE:
    Cash paid for interest ...............................           138           431
                                                                ========       =======

See accompanying notes.

                         SCIENTIFIC GAMES HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1. Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statement disclosures contained in the Company's 1998 Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments considered necessary for a fair presentation (which were of a normal, recurring nature) have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

Note 2. Inventories

        Inventories consist principally of instant lottery tickets, materials related to their production, and certain electronic components related to Systems terminals. Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:



                                                  March 31,        December 31,
                                                    1999               1998
                                                  --------           --------
                                                         (In Thousands)
              Finished goods................      $  8,052           $  7,939
              Work-in process...............         1,194              1,087
              Raw materials.................         6,057              6,064
                                                  --------           --------
                                                  $ 15,303           $ 15,090
                                                  ========           ========

Note 3. Contingencies

        Refer to the Company's Form 10-K for the year ended December 31, 1998 for a description of pending legal proceedings, with respect to which there have been the following material developments since such date. On April 30, 1999, the United States District Court for the Northern District of Georgia, Atlanta Division, heard oral arguments on plaintiff's motion for summary judgment and SGI's motion to dismiss the suit brought by Seguros del Estado. Following the conclusion of oral arguments, the Court deferred ruling and allowed each party an additional 30 days to file supplemental pleadings. Accordingly, a decision by the Court on each motion is still pending.

Note 4. Comprehensive Income

        Total comprehensive income was $4,672,000 and $4,694,000 for the three-month periods ended March 31, 1999 and 1998, respectively.


Note 5. Segment Information



                                                Three month period ended
       Operating Segment Information                    March 31
       (In thousands)                             1999           1998
                                                --------       --------
Revenue from external customers:
       Instant Ticket and Related Services      $ 40,756       $ 42,652
         Intersegment Revenue                     (1,669)        (1,655)
       Systems                                    11,893          5,746
         Intersegment Revenue                      1,669          1,655
       Corporate                                      16             21
                                                --------       --------
Total revenue from external customers           $ 52,665       $ 48,419
                                                ========       ========


Operating income
       Instant Ticket and Related Services      $  7,875          8,268
       Systems                                     2,924            450
       Corporate                                  (2,664)        (2,168)
                                                --------       --------
Total operating income                             8,135       $  6,550
       Interest expense                              (77)          (360)
       Other                                          23             39
                                                --------       --------
Income before income taxes                      $  8,081       $  6,229
                                                ========       ========

                         SCIENTIFIC GAMES HOLDINGS CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The Company's revenues are generated primarily from sales of products and services to governmentally operated or sanctioned lotteries worldwide and, to a lesser extent, non-lottery related entities both in the United States and worldwide. These sales are categorized into two main segments: (1) Instant Ticket and Related Services and (2) Systems.

         In the Instant Ticket and Related Services segment, the Company primarily supplies game design, sales and marketing support, instant ticket manufacturing and delivery, inventory management and distribution, and retailer telemarketing and field services. In addition, this segment includes promotional instant tickets and pull-tab tickets which are sold to both lottery and non-lottery customers and prepaid phone cards which are sold to telecommunications companies.

         In the Systems segment, the Company primarily supplies transaction processing software that accommodates instant ticket accounting and validation and on-line lottery games, point-of-sale terminal hardware which connects to these systems, central site computers and communication hardware which run these systems, and ongoing support and maintenance services for these products. This segment also includes software, hardware and support for sports betting and credit card processing systems for non-lottery customers.

         Instant Ticket and Related Services revenues are generally based on a price per 1,000 tickets delivered or based upon a percentage of the lottery's sales to the public over a contract period. Systems revenues may be based on a fixed price for the product or service or based upon a percentage of the lottery's sales to the public over a contract period.

         To date in 1999, the Company has received one-year extensions on its current Instant Ticket and Related Services contracts with the Colorado Lottery, Illinois Lottery, Iowa Lottery, Minnesota State Lottery, New Mexico Lottery Corporation, Oregon State Lottery, South Dakota Lottery and the Washington Lottery. The Company has also received a six-month extension on its instant ticket contract as an additional supplier from the California State Lottery and several smaller orders from new and existing international lottery and prepaid phone card customers. The Texas Lottery Commission awarded the Company an emergency six-month Instant Ticket and Services contract. The Texas contract authorizes the Company to provide instant tickets pending decision by the Executive Director of the Texas Lottery on the protest filed by a non-winning bidder upon the recent award of the primary instant ticket contract to the Company.

RESULTS OF OPERATIONS

Three-month period ended March 31, 1999 compared to three-month period ended March 31, 1998.

         Revenues for the three-month period ended March 31, 1999 increased $4.2 million, or 8.8% over the revenues for the three-month period ended March 31, 1998. The increase was primarily due to additional revenues generated from sales to new and existing Systems customers and from sales of prepaid phone cards sold to international telecommunications companies. The increase was partially offset by a decrease in Instant Ticket and Related Services sales from the United States to domestic and international customers and from reduced international promotional sales. Instant Ticket and Related Services revenues accounted for approximately 74.2% and 84.7% of the Company's gross revenues for the three-month periods ended March 31, 1999 and 1998, respectively.

         Gross margins increased to 36.0% for the three-month period ended March 31, 1999 from 34.8% for the three-month period ended March 31, 1998. The margin increase was mainly attributable to an increase in sales to Systems customers and continued efficiency improvements in the Company's Instant Ticket and Related Services segment. The margin increase was partially offset by lower equivalent sales prices charged on certain instant ticket lottery contracts awarded or extended and lower instant ticket export sales. The lower equivalent sales prices were a result of competitive pricing pressures in the industry.

         Selling, general and administrative (SG&A) expenses for the three-month period ended March 31, 1999 increased $634,000, or 10.4%, over the same period of 1998. SG&A expenses increased as a percentage of revenues to 12.8% from 12.6%. The increase was due primarily to the additional SG&A costs resulting from a foreign joint venture formed in December 1998 and additional expenses required to support increased sales activity.

         Depreciation and amortization decreased for the three-month period ended March 31, 1999 by $133,000 or 3.2% below the comparable period of 1998 due primarily to assets being fully depreciated during the quarter partially offset by additional depreciation and amortization from the foreign joint venture and ongoing capital expenditures.

         Interest income for the three-month period ended March 31, 1999 increased $58,000, or 181.3%, compared to the three-month period ended March 31, 1998. The increase was attributable to higher cash and cash equivalents balances during the period ended March 31, 1999 than during the comparable period of 1998. The ending balances in cash and cash equivalents increased by $6.0 million to $12.2 million from the comparable period ended March 31, 1998.

         Other income for the three-month period ended March 31, 1999 increased to $5,000 compared to a loss of $46,000 over the same period of 1998. The loss in 1998 was due to losses on the sale of certain assets.

         Gain/(loss) on foreign currency for the three-month period ended March 31, 1999 resulted in a gain of $448,000 compared with a loss of $10,000 for the comparable period of 1998. The gain resulted from fluctuations in exchange rates on non-U.S. dollar holdings.

         Interest expense for the three-month period ended March 31, 1999 decreased $225,000 from the three-month period ended March 31, 1998. The decrease was due to a decrease in the balance outstanding under the Company's Bank Credit Agreement (refer to the Company's 10-K for the year ended December 31, 1998 for a description of the Company's Bank Credit Agreement) compared to the prior period.

         Income tax expense for the period ended March 31, 1999 increased $623,000, or 25.4% as compared to the same three-month period of 1998 due to an increase in pre-tax earnings of approximately 29.7%. The effective tax rate for the three month periods ended March 31, 1999 and March 31, 1998 was 38.1% and 39.4%, respectively.

         As a result of the foregoing, net earnings for the three-month period ended March 31, 1999 were $5.0 million compared to $3.8 million for the period ended March 31, 1998.

         Earnings per common share (diluted) for the three-month period ended March 31, 1999 were $0.42 compared to $0.31 for the comparable period 1998. The increase in earnings per common share was primarily due to the increase in earnings and a decrease in the weighted average number of common equivalent shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash position remains strong. The Company's cash and cash equivalents balance increased by approximately $2.9 million during the three-month period ended March 31, 1999 while the Company's net borrowings under its Bank Credit Agreement decreased by $2.4 million during the same period.

         For the three-month period ended March 31, 1999, net cash provided by operating activities decreased by $1.1 million to $8.3 million from $9.4 million for the comparable period in 1998. The primary contributions to cash from operating activities during the three-month period ended March 31, 1999 were net income, depreciation and amortization and increases in accrued liabilities and income taxes payable. Cash provided by operations was used to fund working capital requirements, purchase additional property and equipment and make payments on the outstanding balance of the Bank Credit Agreement.

         Net cash used in investing activities for the three-month period ended March 31, 1999 decreased by approximately $460,000 to $1.8 million from $2.3 million for the three-month period ended March 31, 1998. Cash was used to acquire additional property and equipment.

         The Company's financing activities used cash of $2.4 million and $3.8 million for the three months ended March 31 in 1999 and 1998, respectively. The Company reduced the balance outstanding under the Bank Credit Agreement by a net amount of approximately $2.4 million. Net borrowings under the Bank Credit Agreement were $10.1 million at March 31, 1999.

         The Company believes that funds provided by operations, available borrowings under its Bank Credit Agreement and the ability to obtain alternative sources of financing should permit the Company to fund its operations, working capital requirements and obligations, as well as other potential investment or business opportunities.


IMPACT OF YEAR 2000

         Refer to the Company's Form 10-K for the year ended December 31, 1998 for a description of the Company's Y2K program, business systems, interfaces with third parties, estimated Y2K costs and contingency planning, with respect to which there has been the following developments since such date. The Company spent approximately $326,000 on Y2K compliance costs during the three-month period ended March 31, 1999. These costs included capital expenditures and internal labor costs which management believes would have otherwise been incurred as part of the Company's regular program of modernization and improvement. The Company now estimates that its total Y2K compliance costs (including software, systems and equipment) incurred since 1997 have been approximately $1.5 million. The Company believes that completed and planned modifications and conversions of its internal systems and equipment will allow it to be Y2K ready in a timely manner.


FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains certain statements and projections (including statements concerning plans and objectives of management for future operations and services and statements concerning revenue expectations), other than those covering historical information, that should be considered forward-looking and subject to certain risks and uncertainties. Such forward-looking statements are based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the plans envisioned in, or results projected by, those statements if the Company's assumptions prove to be incorrect or for a variety of other reasons, including those relating to factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as part of a Cautionary Statement for purposes of such safe harbor. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  Refer to the Company's Form 10-K for the year ended December 31, 1998 for a description of pending legal proceedings, with respect to which there have been the following material developments since such date. On April 30, 1999, the United States District Court for the Northern District of Georgia, Atlanta Division, heard oral arguments on plaintiff's motion for summary judgment and SGI's motion to dismiss the suit brought by Seguros del Estado. Following the conclusion of oral arguments, the Court deferred ruling and allowed each party an additional 30 days to file supplemental pleadings. Accordingly, a decision by the Court on each motion is still pending.

ITEMS 2,3,4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)      Exhibits
              #27                     Financial Data Schedule (for SEC use only)


     (b)      Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             SCIENTIFIC GAMES HOLDINGS CORP.



Date:  May 13, 1999          By: /s/WILLIAM G. MALLOY
                                --------------------------------
                                    William G. Malloy
                                    President and
                                    Chief Executive Officer


Date:  May 13, 1999          By: /s/CLIFF O. BICKELL
                                --------------------------------
                                     Cliff O. Bickell
                                     Vice President, Treasurer,
                                     and Chief Financial Officer