Form 10-Q
period 1999-06-30
SCIENTIFIC GAMES HOLDINGS CORP
filed 1999-08-16
CIK 880174

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                                 -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO
                               --------------   --------------

                        COMMISSION FILE NUMBER 000-22298
                                               ---------

                         SCIENTIFIC GAMES HOLDINGS CORP.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                          13-3615274
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                        (IRS IDENTIFICATION NO.)
   EMPLOYER)

1500 BLUEGRASS LAKES PARKWAY, ALPHARETTA, GEORGIA                    30004
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (770) 664-3700
                                                    -------------

--------------------------------------------------------------------------------
         FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT.

         INDICATE BY CHECK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                               YES  [X]            NO  [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         INDICATE BY CHECK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.

                                               YES  [ ]            NO  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 11,896,735 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE, AS OF AUGUST 2, 1999.

                         PART I - FINANCIAL INFORMATION

                                                                                Page No.
                                                                                --------

Item 1.  Consolidated Condensed Financial Statements

         Consolidated Condensed Balance Sheets
                  June 30, 1999 and December 31, 1998..........................     4

         Consolidated Condensed Statements of Income
                  Three-month period ended June 30, 1999
                  and June 30, 1998
                  Six-month period ended June 30, 1999
                  and June 30, 1998............................................     5

         Consolidated Condensed Statements of Cash Flows
                  Six-month period ended June 30, 1999
                  and June 30, 1998............................................     6

         Notes to Consolidated Condensed Financial Statements..................     7


Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................     9


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................    15

Item 4.  Submission of Matters to a Vote of Security Holders...................    15

Item 6.  Exhibits and Reports on Form 8-K......................................    16

SIGNATURES.....................................................................    16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         SCIENTIFIC GAMES HOLDINGS CORP.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)



                                                                 June 30,     December 31,
                                                                   1999           1998
                                                                ---------     ------------
                                                               (unaudited)         (1)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ..............................      $  13,732       $   9,270
  Trade receivables ......................................         49,805          39,445
  Inventories ............................................         15,280          15,090
  Prepaid expenses and other current assets ..............          3,581           2,111
  Deferred income tax benefits ...........................            620           1,032
                                                                ---------       ---------
         Total current assets ............................         83,018          66,948

PROPERTY AND EQUIPMENT, AT COST:
  Land ...................................................          2,521           2,521
  Buildings ..............................................         11,892          11,664
  Production and other equipment .........................        103,788         101,098
  Construction-in-progress ...............................          3,566           2,047
                                                                ---------       ---------
                                                                  121,767         117,330
  Less accumulated depreciation and amortization .........        (62,295)        (57,386)
                                                                ---------       ---------
                                                                   59,472          59,944
OTHER ASSETS
   Goodwill, net of amortization .........................         33,245          35,282
   Other assets ..........................................         17,669          17,459
                                                                ---------       ---------

                                                                $ 193,404       $ 179,633
                                                                =========       =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .......................................      $  16,041       $  16,270
  Accrued liabilities ....................................         22,949          17,822
  Bank debt ..............................................         13,678          12,482
  Income taxes payable ...................................          1,471           3,932
                                                                ---------       ---------
         Total current liabilities .......................         54,139          50,506

LONG-TERM LIABILITIES:
   Other long-term liabilities ...........................          7,696           8,221
   Deferred income taxes payable .........................          6,786           6,694
   Minority interest in consolidated subsidiaries ........          2,654           2,306

STOCKHOLDERS' EQUITY:
  Common stock par value $.001 per share:
    shares authorized: 25,750,000;
    issued and outstanding shares: 11,886,320 at June 30,
    1999 and 11,875,737 at December 31, 1998 .............             12              12
  Additional paid-in capital .............................         65,746          65,551
  Accumulated earnings ...................................         56,637          46,201
  Accumulated other comprehensive income .................           (266)            142
                                                                ---------       ---------
         Total stockholders' equity ......................        122,129         111,906
                                                                ---------       ---------
                                                                $ 193,404       $ 179,633
                                                                =========       =========

(1) Derived from audited financial statements

    See accompanying notes.

                         SCIENTIFIC GAMES HOLDINGS CORP.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                         Three-month period            Six-month period
                                                                            ended June 30,               ended June 30,
                                                                          1999          1998          1999            1998
                                                                        --------       -------      ---------       -------

Revenues .........................................................      $ 57,125       $51,567      $ 109,790       $99,986
Cost of revenues .................................................        35,576        32,735         69,294        64,292
                                                                        --------       -------      ---------       -------
                                                                          21,549        18,832         40,496        35,694

Selling, general and administrative expenses .....................         7,617         6,170         14,357        12,278
Depreciation and amortization ....................................         4,822         4,323          8,894         8,527
                                                                        --------       -------      ---------       -------

Operating income .................................................         9,110         8,339         17,245        14,889

Other income (expense):
      Interest income ............................................           189            64            279            96
      Other income ...............................................            25            68             30            22
      Gain/(loss) on foreign currency ............................          (174)           38            273            28
      Interest expense ...........................................           235           412            402           804
      Minority interest elimination ..............................          (287)            6           (716)          101
                                                                        --------       -------      ---------       -------

Income before income taxes .......................................         8,628         8,103         16,709        14,332

Income tax expense ...............................................         3,198         3,250          6,273         5,703
                                                                        --------       -------      ---------       -------

Net income .......................................................      $  5,430       $ 4,853      $  10,436       $ 8,629
                                                                        ========       =======      =========       =======

Basic net income per common share ................................      $   0.46       $  0.39      $    0.88       $  0.71
                                                                        ========       =======      =========       =======
Diluted net income per common share ..............................      $   0.45       $  0.39      $    0.87       $  0.70
                                                                        ========       =======      =========       =======

Average common shares outstanding - basic ........................        11,885        12,316         11,885        12,153
Dilutive effect of stock options and non-vested
    restricted stock awards ......................................           108           189            108           251
                                                                        --------       -------      ---------       -------
Average common shares outstanding-diluted ........................        11,993        12,505         11,993        12,404
                                                                        ========       =======      =========       =======



See accompanying notes.

                         SCIENTIFIC GAMES HOLDINGS CORP.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)





                                                                                                  Six-month period
                                                                                                    ended June 30,
                                                                                                 1999           1998
                                                                                               --------       --------

CASH FLOW PROVIDED BY OPERATING ACTIVITIES
    Net income ..........................................................................      $ 10,436       $  8,629
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Depreciation ...................................................................         5,838          6,421
         Amortization of intangibles ....................................................         3,056          2,106
         Gain on disposal of property and equipment .....................................           (12)            (7)
         Stock compensation expense .....................................................            31            285
         Minority interest ..............................................................           348              0
         Deferred income taxes ..........................................................           257            198
         Changes in operating assets and liabilities:
              Accounts receivable .......................................................       (12,752)         1,396
              Inventories ...............................................................          (527)        (1,336)
              Prepaid expenses and other assets .........................................        (2,733)        (2,193)
              Accounts payable ..........................................................           435          2,880
              Accrued liabilities .......................................................         7,833         (2,768)
              Income taxes payable ......................................................        (1,580)        (1,036)
                                                                                               --------       --------
       Net cash provided by operating activities ........................................        10,630         14,575

CASH FLOWS USED IN INVESTING ACTIVITIES
    Proceeds from sales of property and equipment .......................................           120            131
    Purchases of property and equipment .................................................        (5,956)        (4,080)
    Other investing activities ..........................................................            --           (481)
                                                                                               --------       --------
       Net cash used in investing activities ............................................        (5,836)        (4,430)

CASH FLOWS USED IN FINANCING ACTIVITIES
    Borrowings under bank debt ..........................................................        21,265          1,068
    Payments on bank debt and other long-term debt ......................................       (19,771)       (11,777)
    Proceeds of exercise of common stock options ........................................             8          4,575
                                                                                               --------       --------
       Net cash provided by (used in) financing activities ..............................         1,502         (6,134)

EFFECT OF EXCHANGE RATE CHANGES ON CASH .................................................        (1,834)          (179)
                                                                                               --------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS ...............................................         4,462          3,832

CASH AND CASH EQUIVALENTS, beginning of period ..........................................         9,270          2,843
                                                                                               --------       --------
CASH AND CASH EQUIVALENTS, end of period ................................................      $ 13,732       $  6,675
                                                                                               ========       ========

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
    Cash paid for interest ..............................................................      $    318       $    786
                                                                                               ========       ========

See accompanying notes.

                         SCIENTIFIC GAMES HOLDINGS CORP.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)


Note 1.   Basis of Presentation

          The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statement disclosures contained in the Company's 1998 Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments considered necessary for a fair presentation (which were of a normal, recurring nature) have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

Note 2.   Inventories

          Inventories consist principally of instant lottery tickets, materials related to their production and certain electronic components related to Systems terminals which are valued at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following at:

                                               June 30,  December 31,
                                                 1999        1998
                                               --------  ------------
                                                   (In Thousands)

Finished goods .........................       $ 8,101      $ 7,939
Work-in-process ........................         1,268        1,087
Raw materials ..........................         5,911        6,064
                                               -------      -------
                                               $15,280      $15,090
                                               =======      =======


Note 3.   Contingencies

          Refer to the Company's Form 10-K for the year ended December 31, 1998 and the Company's Form 10-Q for the quarter ended March 31, 1999 for a description of pending legal proceedings, with respect to which there has been the following material development since such date. The Company has been informed that on June 4, 1999, Empresa Colombiana de Recursos Para la Salud, S.A. ("Ecosalud") filed an executory proceeding in Colombia against the Company seeking payment of 90,051,599,475 Colombian pesos (approximately US$50,000,000), although the Company has not yet been served with the proceeding. The claims upon which this action are allegedly based relate to the claims upon which similar actions were made by Ecosalud against the Company in 1993 in Colombia and in 1996 in the United States District Court for the Northern District of Georgia, Atlanta Division (the "prior actions"), which have been previously disclosed by the Company. The current action is alleged to have been filed immediately prior to the expiration of the Colombian statute of limitation on June 7, 1999 for executory actions by Colombian public entities. Upon advice of Colombian counsel, the Company believes it has significant defenses to the current action, including the existence of pending litigation on the same subject matter and an earlier ruling by the Colombian Court and the United States District Court in the prior actions that the current claims must be decided by arbitration.


Note 4.   Comprehensive Income

          Total comprehensive income was $5.4 million and $10.0 million for the three-month and six-month periods ended June 30, 1999 and $4.7 million and $9.3 million for the three-month and six-month periods ended June 30, 1998, respectively.

Note 5.   Segment Information


OPERATING SEGMENT INFORMATION                 THREE MONTH PERIOD              SIX MONTH PERIOD
                                                 ENDED JUNE 30                 ENDED JUNE 30
(In thousands)                                1999           1998           1999            1998
                                            --------       --------       ---------       --------

Revenue from external customers:
   Instant Ticket and Related Services      $ 45,917       $ 47,018       $  86,673       $ 89,670
      Intersegment Revenue                    (1,896)        (2,250)         (3,565)        (3,905)
   Systems                                    11,161          4,294          23,054         10,040
      Intersegment Revenue                     1,896          2,250           3,565          3,905
   Corporate                                      47            255              63            276
                                            --------       --------       ---------       --------
Total revenue from external customers         57,125         51,567         109,790         99,986
                                            ========       ========       =========       ========


Operating income
   Instant Ticket and Related Services         9,729          9,672          17,604         17,940
   Systems                                     2,807          1,359           5,731          1,809
   Corporate                                  (3,426)        (2,692)         (6,089)        (4,860)
Total operating income                         9,110          8,339          17,245         14,889
   Interest expense, net                         (46)          (348)           (123)          (708)
   Other                                        (436)           112            (413)           151
                                            ========       ========       =========       ========
Income before income tax                    $  8,628       $  8,103       $  16,709       $ 14,332
                                            ========       ========       =========       ========

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

     Through June 30, 1999, the Company has:

          - received one-year extensions on its current Instant Ticket and Related Services contracts with the Colorado Lottery, DC Lottery and Charitable Games Control Board, Illinois Lottery, Iowa Lottery, Kentucky Lottery, Minnesota State Lottery, New Mexico Lottery, Oregon State Lottery, South Dakota Lottery and the Washington Lottery.

          - received two six-month extensions on its instant ticket contract as an additional supplier from the California State Lottery and several smaller orders from new and existing international lottery and prepaid phone card customers.

          - been awarded a new two-year contract to provide Instant Tickets and Related Services by the Massachusetts Lottery.

          - received a two-year contract to provide instant ticket telemarketing, distribution services and systems software and hardware to support instant tickets to the New York State Lottery.

          - been awarded an emergency six-month Instant Ticket and Services contract by the Texas Lottery Commission. The

               Texas contract authorizes the Company to provide instant tickets pending decision by the Executive Director of the Texas Lottery on the protest filed by a non-winning bidder upon the recent award of the primary instant ticket contract to the Company, although the award of the primary contract to the Company was confirmed by the Executive Director on August 10, 1999 in her response to the protest filed by the non-winning bidder.

RESULTS OF OPERATIONS

Three-month period ended June 30, 1999 compared to three-month period ended June 30, 1998.

     Revenues for the three-month period ended June 30, 1999 increased $5.6 million, or 10.8% over the revenues for the three-month period ended June 30, 1998. The increase was primarily due to additional revenues generated from sales to new and existing Systems customers and from sales generated by other printing activities. The increase was partially offset by a decrease in Instant Ticket and Related Services sales from the United States to domestic and international customers and from reduced international promotional sales. Instant Ticket and Related Services revenues accounted for approximately 77.1% and 81.0% of the Company's gross revenues for the three-month periods ended June 30, 1999 and 1998, respectively.

     Gross margins increased to 37.7% for the three-month period ended June 30, 1999 from 36.5% for the three-month period ended June 30, 1998. The margin increase was mainly attributable to an increase in sales to Systems customers and continued efficiency improvements in the Company's Instant Ticket and Related Services segment. The margin increase was partially offset by lower equivalent sales prices charged on certain instant ticket lottery contracts awarded or extended and lower instant ticket export sales. The lower equivalent sales prices were a result of competitive pricing pressures in the industry.

     Selling, general and administrative expenses for the three-month period ended June 30, 1999 increased $1.4 million or 23.5%, over the same period of 1998. SG&A expenses increased as a percentage of revenues to 13.3% from 12.0%. The increase was due primarily to the additional selling, general and administrative expenses resulting from a foreign joint venture formed in December 1998 and additional expenses required to support increased sales activity.

     Depreciation and amortization increased for the three-month period ended June 30, 1999 by $499,000 or 11.5% over the comparable period of 1998 due primarily to additional depreciation expenses from ongoing capital expenditures and goodwill amortization related to a foreign joint venture.

     Interest income for the three-month period ended June 30, 1999 increased $125,000, or 195.3%, compared to the three-month period ended June 30, 1998. The increase was attributable to higher average cash and cash equivalents balances during the same comparable periods.

     Other income for the three-month period ended June 30, 1999 decreased $43,000, or 63.2%, compared to the three-month period ended June 30, 1998. The decrease was attributable to fewer asset dispositions in the three-month period ended June 30, 1999.

     Gain/(loss) on foreign currency for the three-month period ended June 30, 1999 resulted in a loss of $174,000 compared with a gain of $38,000 for the same period 1998. The loss resulted primarily from fluctuations in exchange rates on non-U.S. dollar holdings.

     Interest expense for the three-month period ended June 30, 1999 decreased $177,000 or 43.0% from the three-month period ended June 30, 1998. The decrease was due to the decrease in the average balance outstanding under the Company's Bank Credit Agreement during the three month period ended June 30, 1999(refer to the Company's 10-K for the year ended December 31, 1998 for a description of the Company's Bank Credit Agreement) compared to the prior period.

     Income tax expense for the three-month period ended June 30, 1999 decreased $52,000, or 1.6% as compared to the same three-month period of 1998 due to a reduction in the Company's effective income tax rate. The effective income tax rate decreased from 40.1% to 37.1% for the three month periods ended June 30, 1998 and June 30, 1999, respectively. The decrease in the effective income tax rate was partially attributable to additional tax credits.

     As a result of the foregoing, net earnings for the three-month period ended June 30, 1999 were $5.4 million compared to $4.9 million for the comparable period ended June 30, 1998.

     Earnings per common share (diluted) for the three-month period ended June 30, 1999 were $0.45 compared to $0.39 for the comparable period in 1998. The increase in earnings per common share was primarily due to the increase in earnings and a decrease in the weighted average number of common equivalent shares outstanding.

Six-month period ended June 30, 1999 compared to six-month period ended June 30, 1998.

     Revenues for the six-month period ended June 30, 1999 increased $9.8 million, or 9.8% over the revenues for the six-month period ended June 30, 1998. The increase was primarily due to additional revenues generated from sales to new and existing systems customers and from sales generated by other printing activities. The increase was partially offset by a decrease in Instant Ticket and Related Services sales from the United States to domestic and international customers and from reduced international promotional sales. Instant Ticket and Related Services revenues accounted for approximately 75.7% and 85.8% of the Company's gross revenues for the three-month periods ended June 30, 1999 and 1998, respectively.

     Gross margins increased to 36.9% for the six-month period ended June 30, 1999 from 35.7% for the six-month period ended June 30, 1998. The margin increase was mainly attributable to an increase in sales to Systems customers and continued efficiency improvements in the Company's Instant Ticket and Related Services segment. The margin increase was partially offset by lower equivalent sales prices charged on certain instant ticket lottery contracts awarded or extended and lower instant ticket export sales. The lower equivalent sales prices were a result of competitive pricing pressures in the industry.

     Selling, general and administrative (SG&A) expenses for the six-month period ended June 30, 1999 increased $2.1 million or 16.9%, over the same period of 1998. As a percentage of revenues, SG&A expenses increased from

12.3% to 13.1%. The increase was due primarily to the additional selling, general and administrative expenses resulting from a foreign joint venture formed in December 1998 and additional expenses required to support increased sales activity.

     Depreciation and amortization increased for the six-month period ended June 30, 1999 by $367,000 or 4.3% over the comparable period of 1998 due primarily to additional depreciation expenses from ongoing capital expenditures and goodwill amortization related to a foreign joint venture.

     Interest income for the six-month period ended June 30, 1999 increased $183,000, or 190.6%, compared to the six-month period ended June 30, 1998. The increase was attributable to higher average cash and cash equivalents balance during the same comparable periods.

     Other income for the six-month period ended June 30, 1999 increased $8,000 or 36.4%, compared to the six-month period ended June 30, 1998. The increase was attributable to more net gains from assets dispositions in the six-month period ended June 30, 1999 than in the comparable period in 1998.

     Gain on foreign currency for the six-month period ended June 30, 1999 increased by $245,000 to $273,000, compared with a gain of $28,000 for the comparable period in 1998. The gains primarily resulted from fluctuations in exchange rates on non-U.S. dollar holdings.

     Interest expense for the six-month period ended June 30, 1999 decreased $402,000, or 50.0% from the six-month period ended June 30, 1998. The decrease was due to the decrease in the average balance outstanding under the Company's Bank Credit Agreement (refer to the Company's 10-K for the year ended December 31, 1998 for a description of the Company's Bank Credit Agreement) compared to the prior period.

     Income tax expense for the period ended June 30, 1999 decreased $570,000, or 10.0% as compared to the same six-month period of 1998 due to a reduction in the Company's effective income tax rate. The effective income tax rate for the three month periods ended June 30, 1999 and June 30, 1998 was 37.5% and 39.8%, respectively. The decrease in the effective income tax rate was partially attributable to additional tax credits.

     Earnings per common share (diluted) for the six-month period ended June 30, 1999 were $0.87 compared to $0.70 for the comparable period in 1998. The increase in earnings per common share was primarily due to the increase in earnings and a decrease in the weighted average number of common equivalent shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash position remains strong. The Company's cash and cash equivalents balance increased by approximately $4.5 million during the six-month period ended June 30, 1999 although the Company's net borrowings under its Bank Credit Agreement increased by $1.2 million during the same period.

     For the six-month period ended June 30, 1999, net cash provided by operating activities decreased by $4.0 million to $10.6 million from $14.6 million for the comparable period in 1998. The primary contributions to cash from operating activities during the six-month period ended June 30, 1999 were net income, depreciation and amortization and an increase in accrued liabilities. Accounts receivable increased by $10.4 million from $39.4 million at December 31, 1998 to $49.8 million at June 30, 1999, and accrued liabilities increased by $5.1 million from $17.8 million at December 31, 1998 to $22.9 million at June 30, 1999. The increase in accounts receivable and accrued liabilities are primarily due to activity related to Systems projects in Australia, Canada, France and Greece. Cash provided by operations was used to fund working capital requirements, purchase additional property and equipment and make payments on the outstanding balance under the Bank Credit Agreement.

     Net cash used in investing activities for the six-month period ended June 30, 1999 increased by approximately $1.4 million to $5.8 million from $4.4 million for the six-month period ended June 30, 1998. Cash was used to acquire additional property and equipment.

     The Company's financing activities generated cash of $1.5 million for the six months ended June 30, 1999 and used cash of $6.1 million in the six months ended June 30, 1998. The Company increased the balance outstanding under the Bank Credit Agreement at June 30, 1999 by a net amount of approximately $1.2 million compared to the balance at December 31, 1999. Net borrowings under the Bank Credit Agreement were $13.7 million at June 30, 1999.

     The Company believes that funds provided by operations, available borrowings under its Bank Credit Agreement and the ability to obtain alternative sources of financing should permit the Company to fund its operations, working capital requirements and obligations, as well as other potential investment or business opportunities.

IMPACT OF YEAR 2000

     Refer to the Company's Form 10-K for the year ended December 31, 1998 for a description of the Company's Year 2000 ("Y2K") program, business systems, interfaces with third parties, estimated Y2K costs and contingency planning, with respect to which there have been the following developments since such date. The Company spent approximately $485,000 on Y2K compliance costs during the six-month period ended June 30, 1999. These costs included capital expenditures and internal labor costs which management believes would have otherwise been incurred as part of the Company's regular program of modernization and improvement. The Company now estimates that its total Y2K compliance costs (including software, systems and equipment) incurred since 1997 have been approximately $1.7 million. The Company believes that completed and planned modifications and conversions of its internal systems and equipment will allow it to be Y2K ready prior to December 31, 1999.

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

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Refer to the Company's Form 10-K for the year ended December 31, 1998 and the Company's Form 10-Q for the quarter ended March 31, 1999 for a description of pending legal proceedings, with respect to which there has been the following material development since such date. The Company has been informed that on June 4, 1999, Empresa Colombiana de Recursos Para la Salud, S.A. ("Ecosalud") filed an executory proceeding in Colombia against the Company seeking payment of 90,051,599,475 Colombian pesos (approximately US$50,000,000), although the Company has not yet been served with the proceeding. The claims upon which this action are allegedly based relate to the claims upon which similar actions were made by Ecosalud against the Company in 1993 in Colombia and in 1996 in the United States District Court for the Northern District of Georgia, Atlanta Division (the "prior actions"), which have been previously disclosed by the Company. The current action is alleged to have been filed immediately prior to the expiration of the Colombian statute of limitation on June 7, 1999 for executory actions by Colombian public entities. Upon advice of Colombian counsel, the Company believes it has significant defenses to the current action, including the existence of pending litigation on the same subject matter and an earlier ruling by the Colombian Court and the United States District Court in the prior actions that the current claims must be decided by arbitration.


ITEMS 2,3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Company's shareholders was held on May 21, 1999. At the meeting the following matters were voted upon, with the following results:

1. Election of Directors. The following directors were elected, for terms ending at the annual meeting in the year indicated:

                           Term         Votes        Votes
Name of Director          Ending      In Favor      Against    Abstentions  Non-votes
----------------          ------     ----------     -------    -----------  ---------
Paul F. Balser             2002      10,214,997        0         7,700      1,661,265
Dennis L. Whipple          2002      10,211,797        0        10,900      1,661,265
William G. Malloy          2002      10,194,997        0        27,700      1,661,265

Continuing Directors:

William F. Behm            2001      N/A             N/A        N/A         N/A
Mark E. Jennings           2001      N/A             N/A        N/A         N/A
Dr. Edith Manns            2000      N/A             N/A        N/A         N/A
Frank S. Jones             2000      N/A             N/A        N/A         N/A

2. Approval of 1999 Employee Stock Purchase Plan. The 1999 Employee Stock Purchase Plan allows employees of the Company to purchase stock of the

     Company at discounted rates. The results of the voting with respect to the 1999 Employee Stock Purchase Plan were as follows:

           Votes         Votes
         In Favor       Against        Abstentions   Non-votes
         --------       -------        -----------   ---------
         8,868,823      1,343,147      10,727        1,661,265

3. Approval of the selection of Ernst & Young LLP as the Company's auditors for the 1999 fiscal year. The results of the voting were as follows:


           Votes         Votes
         In Favor       Against        Abstentions   Non-votes
         --------       -------        -----------   ---------
         10,212,799      3,115            6,783      1,661,265


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

                  #10.53        Supply Agreement for Instant Lottery
                                Computer Management System.
                                Confidential treatment has been
                                requested for portions of this
                                exhibit, which confidential portions
                                have been filed separately with the
                                Securities and Exchange Commission.
                  #27           Financial Data Schedule (for SEC use only)

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the six-months ended June 30, 1999


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         SCIENTIFIC GAMES HOLDINGS CORP.



Date:  August 16, 1999                         By: /s/ WILLIAM G. MALLOY
                                                   ---------------------------
                                                   William G. Malloy
                                                   President and
                                                   Chief Executive Officer


Date:  August 16, 1999                         By: /s/ CLIFF O. BICKELL
                                                   ---------------------------
                                                   Cliff O. Bickell
                                                   Vice President, Treasurer,
                                                   and Chief Financial Officer