Form 10-Q
period 1999-09-30
SCIENTIFIC GAMES HOLDINGS CORP
filed 1999-11-15
CIK 880174

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-Q


(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED        SEPTEMBER 30, 1999
                               ------------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                         COMMISSION FILE NUMBER   000-22298
                                                 -----------


             SCIENTIFIC GAMES HOLDINGS CORP.
-------------------------------------------------------------------------------
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                    13-3615274
-------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF     (IRS IDENTIFICATION NO.)
   EMPLOYER)

1500 BLUEGRASS LAKES PARKWAY, ALPHARETTA, GEORGIA    30004
-------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)


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

                                                 YES [ ]     NO [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 11,914,198 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE, AS OF NOVEMBER 5, 1999.

                         PART I - FINANCIAL INFORMATION


                                                                       Page No.
                                                                       --------

Item 1.  Consolidated Condensed Financial Statements

         Consolidated Condensed Balance Sheets
                  September 30, 1999 and December 31, 1998.....................4

         Consolidated Condensed Statements of Income
                  Three-month period ended September 30, 1999
                  and September 30, 1998
                  Nine-month period ended September 30, 1999
                  and September 30, 1998.......................................5

         Consolidated Condensed Statements of Cash Flows
                  Nine-month period ended September 30, 1999
                  and September 30, 1998.......................................6

         Notes to Consolidated Condensed Financial Statements..................7


Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................9


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................16

Item 4.  Submission of Matters to a Vote of Security Holders..................16

Item 6.  Exhibits and Reports on Form 8-K.....................................16

SIGNATURES....................................................................16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        SCIENTIFIC GAMES HOLDINGS CORP.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)



                                                                       September 30,       December 31,
                                                                           1999                1998
                                                                       -------------       ------------
                                     ASSETS                             (unaudited)               (1)

CURRENT ASSETS:
  Cash and cash equivalents ........................................... $  13,665          $   9,270
  Trade receivables ...................................................    47,528             39,445
  Inventories .........................................................    14,323             15,090
  Prepaid expenses and other current assets ...........................     3,338              2,111
  Income tax receivable ...............................................     3,234                  0
  Deferred income tax benefits ........................................       707              1,032
                                                                        ---------          ---------
         Total current assets .........................................    82,795             66,948

PROPERTY AND EQUIPMENT, AT COST:
  Land ................................................................     2,521              2,521
  Buildings ...........................................................    11,892             11,664
  Production and other equipment ......................................   106,816            101,098
  Construction-in-progress ............................................     4,798              2,047
                                                                        ---------          ---------
                                                                          126,027            117,330
  Less accumulated depreciation and amortization ......................   (65,459)           (57,386)
                                                                        ---------          ---------
                                                                           60,568             59,944
OTHER ASSETS
   Goodwill, net of amortization ......................................    32,326             35,282
   Other assets .......................................................    20,368             17,459
                                                                        ---------          ---------
                                                                        $ 196,057          $ 179,633
                                                                        =========          =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .................................................... $  14,183          $  16,270
  Accrued liabilities .................................................    20,231             17,822
  Bank debt ...........................................................    13,516             12,482
  Income taxes payable ................................................     1,923              3,932
                                                                        ---------          ---------
         Total current liabilities ....................................    49,853             50,506

LONG-TERM LIABILITIES:
   Other long-term liabilities ........................................     8,648              8,221
   Deferred income taxes payable ......................................     6,878              6,694
   Minority interest in consolidated subsidiaries .....................     2,603              2,306

STOCKHOLDERS' EQUITY:
  Common stock par value $.001 per share:
    shares authorized: 25,750,000;
    issued and outstanding shares: 11,914,198 at September
    30, 1999 and 11,875,737 at December 31, 1998 ......................        12                 12
  Additional paid-in capital ..........................................    65,886             65,551
  Accumulated earnings ................................................    62,011             46,201
  Accumulated other comprehensive income ..............................       166                142
                                                                        ---------          ---------
         Total stockholders' equity ...................................   128,075            111,906
                                                                        ---------          ---------
                                                                        $ 196,057          $ 179,633
                                                                        =========          =========

(1) Derived from audited financial statements

    See accompanying notes.

                        SCIENTIFIC GAMES HOLDINGS CORP.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                      Three-month period          Nine-month period
                                                      ended September 30,         ended September 30,
                                                       1999         1998          1999          1998
                                                    ---------     ---------    ---------     ---------

Revenues .........................................  $  59,511     $  53,928    $ 169,302     $ 153,914
Cost of revenues .................................     39,067        33,812      108,364        98,104
                                                    ---------     ---------    ---------     ---------
                                                       20,444        20,116       60,938        55,810

Selling, general and administrative expenses .....      7,409         6,652       21,762        18,930
Depreciation and amortization ....................      5,039         4,306       13,934        12,833
                                                    ---------     ---------    ---------     ---------

Operating income .................................      7,996         9,158       25,242        24,047

Other income (expense):
      Interest income ............................         35           108          315           204
      Other (expense)/income .....................        (71)           17          (40)           38
      Gain/(loss) on foreign currency ............        (32)           47          239            75
      Interest expense ...........................          3           272          405         1,076
      Minority interest elimination ..............        (59)           35         (775)          137
                                                    ---------     ---------    ---------     ---------

Income before income taxes .......................      7,866         9,093       24,576        23,425

Income tax expense ...............................      2,493         3,811        8,765         9,513
                                                    ---------     ---------    ---------     ---------

Net income .......................................  $   5,373     $   5,282    $  15,811     $  13,912
                                                    =========     =========    =========     =========

Basic net income per common share ................  $    0.45     $    0.43    $    1.33     $    1.14
                                                    =========     =========    =========     =========
Diluted net income per common share ..............  $    0.45     $    0.43    $    1.32     $    1.12
                                                    =========     =========    =========     =========

Average common shares outstanding - basic ........     11,907        12,216       11,891        12,174
Dilutive effect of stock options and
      non-vested restricted stock awards .........        142           149          116           212
                                                    ---------     ---------    ---------     ---------
Average common shares outstanding - diluted ......     12,049        12,365       12,007        12,386
                                                    =========     =========    =========     =========

See accompanying notes.

                            SCIENTIFIC GAMES HOLDINGS CORP.
                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                     (IN THOUSANDS)
                                      (UNAUDITED)





                                                                            Nine-month period
                                                                            ended September 30,
                                                                          1998               1999
                                                                          ----               ----

CASH FLOW PROVIDED BY OPERATING ACTIVITIES
    Net income ........................................................ $  15,811          $  13,912
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Depreciation .................................................     8,742              9,674
         Amortization of intangibles ..................................     5,192              3,159
         Loss (gain) on disposal of property and equipment ............        40                 (7)
         Stock compensation expense ...................................        48                809
         Minority interest ............................................       775                  0
         Deferred income taxes ........................................       225                652
         Changes in operating assets and liabilities:
              Accounts receivable .....................................   (11,616)            (1,111)
              Inventories .............................................       593             (2,270)
              Prepaid expenses and other assets .......................    (4,016)            (1,200)
              Accounts payable ........................................    (1,899)             1,376
              Accrued liabilities .....................................     5,694               (976)
              Income taxes payable ....................................    (4,449)             2,675
                                                                        ---------          ---------
       Net cash provided by operating activities ......................    15,140             26,696

CASH FLOWS USED IN INVESTING ACTIVITIES
    Proceeds from sales of property and equipment .....................       193                148
    Purchases of property and equipment ...............................    (9,786)            (6,544)
    Other investing activities ........................................    (1,250)              (633)
                                                                        ---------          ---------
       Net cash used in investing activities ..........................   (10,843)            (7,029)

CASH FLOWS USED IN FINANCING ACTIVITIES
    Payments on notes receivable ......................................         0                 71
    Borrowings under bank debt ........................................    29,025              2,532
    Payments on bank debt and other long-term debt ....................   (27,991)           (13,597)
    Repurchases of common stock .......................................         0             (8,831)
    Proceeds of exercise of common stock options ......................       131              4,623
                                                                        ---------          ---------
       Net cash provided by (used in) financing activities ............     1,165            (15,202)

EFFECT OF EXCHANGE RATE CHANGES ON CASH ...............................    (1,067)               325
                                                                        ---------          ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS .............................     4,395              4,790

CASH AND CASH EQUIVALENTS, beginning of period ........................     9,270              2,843
                                                                        ---------          ---------
CASH AND CASH EQUIVALENTS, end of period .............................. $  13,665          $   7,633
                                                                        =========          =========

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
    Cash paid for interest ............................................ $     488          $   1,024
                                                                        =========          =========

See accompanying notes.

                        SCIENTIFIC GAMES HOLDINGS CORP.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

Note 1.           Basis of Presentation

                  The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statement disclosures contained in the Company's 1998 Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments considered necessary for a fair presentation (which were of a normal, recurring nature) have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

Note 2.           Inventories

                  Inventories consist principally of instant lottery tickets, materials related to their production and certain electronic components related to Systems terminals which are valued at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following at:

                                             September 30,      December 31,
                                                 1999                1998
                                             -------------      ------------
                                                      (In Thousands)

              Finished goods................   $  7,157           $  7,939
              Work-in-process...............      1,187              1,087
              Raw materials.................      5,979              6,064
                                               --------           --------
                                               $ 14,323           $ 15,090
                                               ========           ========

Note 3.           Contingencies

                  As initially reported in July 1993 and periodically reported thereafter, the Company's Scientific Games Inc. ("SGI") subsidiary owns a minority interest in Wintech de Columbia S.A. ("Wintech"), which formerly operated the Colombian national lottery under contract with Empresa Colombiana de Recursos para la Salud, S.A. ("Ecosalud"), an agency of the Columbian government. The contract projected that certain levels of lottery ticket sales would be attained and provided a penalty against Wintech, SGI and the other shareholders of Wintech of up to $5,000,000 if such performance levels of lottery ticket sales were not achieved. In addition, with respect to a further guarantee of performance under the contract with Ecosalud, SGI delivered to Ecosalud a $4,000,000 bond issued by a Colombian surety, Seguros del Estado ("Seguros"). Wintech started the instant lottery in Colombia, but, due to difficulties beyond its control, including, among other factors, social and political unrest in Colombia, frequently interrupted telephone service and power outages, and competition from another lottery being operated in a province of Colombia in violation of Wintech's exclusive license from Ecosalud, the projected sales level was not met for the year ended June 1993. On July 1, 1993, Ecosalud adopted resolutions declaring, among other things, that the contract was in default and asserted various claims for compensation and penalties against Wintech, SGI and other shareholders of Wintech. As the Company has previously disclosed in its filings with the Commission, litigation is pending in Colombia concerning various claims among Ecosalud, Wintech and SGI, relating to the termination of the contracts with Ecosalud (the "Colombian Litigation"). Ecosalud's claims in the Colombian Litigation were for, among other things, realization on the full amount of the penalty, plus interest and costs of the bond.

                  SGI has consulted with Colombian counsel and been advised that SGI has various legal defenses to Ecosalud's claims. SGI also has certain cross indemnities and undertakings from the two other privately held shareholders of Wintech for their respective shares of any liability to Ecosalud. That obligation is secured in part by a $1,500,000 confirmed letter of credit in favor of SGI.

                  The Colombian surety which issued a $4,000,0000 bond to Ecosalud under the contract paid $2,400,000 to Ecosalud under the bond, and made demand upon SGI for that amount under the indemnity agreement entered into by the surety and SGI. SGI declined to make or authorize any such payment and notified the surety that any payment in response to Ecosalud's demand on the bond was at the surety's risk. No assurance can be given that the other shareholders of Wintech will, or have sufficient assets to, honor their indemnity undertakings to SGI when the claims by Ecosalud against SGI and Wintech are finally resolved, in the event such claims result in any final liability.

                  On April 2, 1998, Seguros brought suit against SGI in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 1:98-CV-968-CAM. The plaintiff sought $2,400,000 for sums paid by Seguros to Ecosalud under the surety bond on November 1, 1994, plus interest at the Columbian bank rate of interest. SGI filed a motion to dismiss based on the Colombian statute of limitations of two years and, alternatively, sought that the case be dismissed on other grounds. Seguros filed a motion for summary judgment with the Court on May 6, 1998 seeking summary judgment on its claim in the amount of $2,400,000, plus interest.

                  On September 29, 1999, the District Court issued an order in which it denied various motions of SGI, including a motion to dismiss, and granted Seguros' motion for summary judgment. On September 29, 1999, the District Court also entered judgment for Seguros in the amount of $2,400,000 or the equivalent in Colombian pesos as of the judgment date, plus pre-judgment interest at a rate of 38.76% per annum, equivalent to approximately $4.6 million.

                  SGI intends to appeal the matters covered by the District Court's order and judgment. SGI has posted an appeal bond in the amount of $7 million through its existing bonding arrangements. SGI continues to believe that it has meritorious defenses, including that the amount paid by Seguros was improperly paid because of the default by Ecosalud of its obligations to SGI, which claims remain the subject of separate litigation in Colombia.

                  In addition to vigorously prosecuting its appeal of the District Court's order and judgment, SGI continues to vigorously defend the Colombian litigation and has been advised by counsel that SGI has various defenses on the merits as well as procedural defenses to the litigation (which it has asserted). Nevertheless, it is not possible to determine the exact/ultimate outcome of the appeal of the order and judgment granted to Seguros or the outcome of any litigation in Colombia. While it is not feasible to predict or determine the final outcome of these proceedings, management, based on the knowledge of the related facts and circumstances does not believe that any potential losses will result in a materially adverse effect on the Company's financial position, results of operations, liquidity or capital resources.

Note 4.           Comprehensive Income

                  Total comprehensive income was $5.8 million and $15.8 million for the three-month and nine-month periods ended September 30, 1999. In comparison, total comprehensive income was $4.9 million and $14.2 million for the three-month and nine-month periods ended September 30, 1998, respectively.

Note 5.           Bank Credit Facilities

                  The Company's current Bank Credit Agreement, an $80 million credit facility with three banks, expires December 20, 1999. The Company is in the final stages of negotiating a new $80 million three-year revolving credit facility with multiple lenders and an additional $25 million revolving 364-day credit facility with a single lender and expects to sign the new credit agreements before the expiration of the current Bank Credit Agreement. (Refer to the Company's 10-K for the year ended December 31, 1998 for a description of the Company's Bank Credit Agreement). Net borrowings under the Bank Credit Agreement were $13.5 million at September 30, 1999.

Note 6.       Segment Information


OPERATING SEGMENT INFORMATION                         THREE MONTH PERIOD        NINE MONTH PERIOD
                                                      ENDED SEPTEMBER 30        ENDED SEPTEMBER 30
(In thousands)                                         1999        1998          1999         1998
                                                    -------------------------------------------------
Revenue from external customers:
   Instant Ticket and Related Services              $ 50,579     $ 43,634     $ 137,252     $ 133,303
      Intersegment Revenue                            (1,718)      (2,378)       (5,283)       (6,283)
   Systems                                             8,910       10,162        31,965        20,206
      Intersegment Revenue                             1,718        2,378         5,283         6,283
   Corporate                                              22          132            85           405
                                                    --------     --------     ---------     ---------
Total revenue from external customers                 59,511       53,928       169,302       153,914
                                                    ========     ========     =========     =========


Operating income
   Instant Ticket and Related Services                10,605        9,280        28,209        27,217
   Systems                                               173        2,365         5,906         4,182
   Corporate                                          (2,782)      (2,487)       (8,873)       (7,352)
Total operating income                                 7,996        9,151        25,242        24,047
   Interest income (expense), net                         32         (161)          (90)         (872)
   Other                                                (162)         103          (576)          250
                                                    ========     ========     =========     =========
Income before income tax                            $  7,866     $  9,093     $  24,576     $  23,425
                                                    ========     ========     =========     =========

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

         Through September 30, 1999, the Company has:

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

                  - started to supply instant tickets to the Texas Lottery under its primary contract after the award of the primary contract to the Company was confirmed by the Executive Director on August 10, 1999 in her response to the protest filed by the non-winning bidder. The primary contract names the Company as the primary instant ticket and related services vendor for the Texas Lottery for three years.

                  - invested in and entered into a strategic alliance with Hartford, CT-based MDI Entertainment, Inc. to provide licensed games and promotions for lottery products such as Harley Davidson(R), Star Trek(TM) and James Bond 007(TM) to the Company's lottery customers.

         Subsequent to the end of the quarter, the Company repurchased 440,000 shares of its common stock totaling approximately $7.0 million. The shares repurchased represented approximately 3.7% of the Company's total common stock outstanding. The Company currently has approximately 11.5 million outstanding shares of common stock.

RESULTS OF OPERATIONS

Three-month period ended September 30, 1999 compared to three-month period ended September 30, 1998.

         Revenues for the three-month period ended September 30, 1999 increased $5.6 million, or 10.4% over the revenues for the three-month period ended September 30, 1998. The increase was primarily due to additional revenues generated from sales to new and existing Instant Ticket and Related Services customers including sales generated by the printing of prepaid cellular telephone cards which was partially offset by a decrease in international promotional sales. Instant Ticket and Related Services revenues accounted for approximately 82.1% and 76.5% of the Company's gross revenues for the three-month periods ended September 30, 1999 and 1998, respectively. Revenues generated from Systems sales decreased slightly from the same comparable period.

         Gross margins decreased to 34.4% for the three-month period ended September 30, 1999 from 37.3% for the three-month period ended September 30, 1998. The margin decrease was mainly attributable to lower equivalent sales prices charged on certain instant ticket lottery contracts awarded or extended, lower instant ticket export sales and a decrease in Systems sales. The margin decrease was partially offset by continued efficiency improvements and additional sales of prepaid phone cards to international telecommunications companies in the Company's Instant Ticket and Related Services segment. The lower equivalent sales prices were a result of competitive pricing pressures in the industry.

         Selling, general and administrative expenses for the three-month period ended September 30, 1999 increased $757,000 or 11.4%, over the same period of 1998. SG&A expenses increased as a percentage of revenues to 12.5% from 12.3%. The increase was due primarily to the additional selling, general and administrative expenses resulting from a foreign joint venture formed in December 1998 and additional expenses required to support increased sales activity in new markets.

         Depreciation and amortization expense increased for the three-month period ended September 30, 1999 by $733,000 or 17.0% over the comparable period of 1998 due primarily to additional depreciation expenses from ongoing capital expenditures, changes in contractual agreements and goodwill amortization related to a foreign joint venture.

         Interest income for the three-month period ended September 30, 1999 decreased $73,000, or 67.6%, compared to the three-month period ended

September 30, 1998. Interest income includes interest received and estimates of accrued interest. The difference in the amounts recorded for the comparable quarters is primarily due to changes in estimates of the accrued amounts.

         Other (expense)/income for the three-month period ended September 30, 1999 decreased $88,000 compared to the three-month period ended September 30, 1998. The decrease during the three-month period ended September 30, 1999 was attributable to losses incurred on the disposition of assets.

         Gain/(loss) on foreign currency for the three-month period ended September 30, 1999 resulted in a loss of $32,000 compared with a gain of $47,000 for the same period 1998. The loss resulted primarily from fluctuations in exchange rates on non-U.S. dollar holdings.

         Interest expense for the three-month period ended September 30, 1999 decreased $269,000 from the three-month period ended September 30, 1998. Interest expense includes interest paid and estimates of accrued interest. The decrease in the amounts recorded for the comparable quarters is primarily due to changes in estimates of the accrued amounts.

         Income tax expense for the three-month period ended September 30, 1999 decreased $1.3 million, or 34.6% as compared to the same three-month period of 1998 due to lower taxable income and a reduction in the Company's effective income tax rate. The effective income tax rate decreased from 41.9% to 31.7% for the three-month periods ended September 30, 1998 and September 30, 1999, respectively. The decrease in the effective income tax rate was mainly attributable to additional foreign, federal and state tax credits.

         As a result of the foregoing, net earnings for the three-month period ended September 30, 1999 were $5.4 million compared to $5.3 million for the comparable period ended September 30, 1998.

         Earnings per common share (diluted) for the three-month period ended September 30, 1999 were $0.45 compared to $0.43 for the comparable period in 1998. The increase in earnings per common share was primarily due to the increase in net income and a decrease in the weighted-average number of common equivalent shares outstanding.

Nine-month period ended September 30, 1999 compared to nine-month period ended September 30, 1998.

         Revenues for the nine-month period ended September 30, 1999 increased $15.4 million, or 10.0% over the revenues for the nine-month period ended September 30, 1998. The increase in revenues was due to increased Systems sales that occurred primarily in the first six months of 1999 and increased sales in the Company's Instant Ticket and Related Services segment. The increase in the Company's Instant Ticket and Related

Services segment was mainly attributable to additional sales generated by the printing of prepaid telephone cards. The increase in revenues from Instant Ticket and Related Services was partially offset by a decrease in sales from the United States to domestic and international lottery customers and from reduced international promotional sales. Instant Ticket and Related Services revenues accounted for approximately 77.9% and 82.5% of the Company's gross revenues for the three-month periods ended September 30, 1999 and 1998, respectively. The increase in the Company's Systems sales was mainly attributable to contracts with new customers.

         Gross margins decreased to 36.0% for the nine-month period ended September 30, 1999 from 36.3% for the nine-month period ended September 30, 1998. The margin decrease was mainly attributable to lower equivalent sales prices charged on certain instant ticket lottery contracts awarded or extended and lower instant ticket export sales. The margin decrease was partially offset by an increase in sales to Systems customers that occurred during the first six months of 1999 and continued efficiency improvements in the Company's Instant Ticket and Related Services segment. The lower equivalent sales prices were a result of continued competitive pricing pressures in the industry.

         Selling, general and administrative (SG&A) expenses for the nine-month period ended September 30, 1999 increased $2.8 million or 15.0%, over the same period of 1998. As a percentage of revenues, SG&A expenses increased from 12.3% to 12.9%. The increase was due primarily to the additional selling, general and administrative expenses resulting from a foreign joint venture formed in December 1998 and additional expenses required to support increased sales activity in new markets.

         Depreciation and amortization expense increased for the nine-month period ended September 30, 1999 by $1.1 million or 8.6% over the comparable period of 1998 due primarily to additional depreciation expenses from ongoing capital expenditures changes in contractual agreements and goodwill amortization related to a foreign joint venture.

         Interest income for the nine-month period ended September 30, 1999 increased $111,000, or 54.4%, compared to the nine-month period ended September 30, 1998. The increase was attributable to higher average cash and cash equivalents balance during the same comparable periods.

         Other income for the nine-month period ended September 30, 1999 decreased $78,000 compared to the nine-month period ended September 30, 1998. The decrease was mainly attributable to net losses incurred on the disposition of assets.

         Gain/(loss) on foreign currency for the nine-month period ended September 30, 1999 increased by $164,000 to $239,000, compared with a gain of $75,000 for the comparable period in 1998. The gains primarily resulted from fluctuations in exchange rates on non-U.S. dollar holdings.

         Interest expense for the nine-month period ended September 30, 1999 decreased $671,000, or 62.4% from the nine-month period ended September 30, 1998. The decrease was mainly attributable to the decrease in the average balance outstanding under the Company's Bank Credit Agreement compared to the prior period. Also contributing to the decrease was the transfer of a portion of the Company's debt to borrowings with lower interest rates.

         Income tax expense for the period ended September 30, 1999 decreased $748,000, or 8.5% as compared to the same nine-month period of 1998 due to a reduction in the Company's effective income tax rate. The effective income tax rate for the nine-month periods ended September 30, 1999 and September 30, 1998 was 35.7% and 40.6%, respectively. The decrease in the effective income tax rate was mainly attributable to additional foreign, federal and state tax credits.

         Earnings per common share (diluted) for the nine-month period ended September 30, 1999 were $1.32 compared to $1.12 for the comparable period in 1998. The increase in earnings per common share was primarily due to the increase in earnings and a decrease in the weighted-average number of common equivalent shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash position remains strong. The Company's cash and cash equivalents balance increased by approximately $4.4 million during the nine-month period ended September 30, 1999 although the Company's net borrowings under its Bank Credit Agreement increased by $1.0 million during the same period.

         For the nine-month period ended September 30, 1999, net cash provided by operating activities decreased by $11.6 million to $15.1 million from $26.7 million for the comparable period in 1998. The primary contributions to cash from operating activities during the nine-month period ended September 30, 1999 were net income, depreciation and amortization and an increase in accrued liabilities. Accounts receivable increased from $39.4 million at December 31, 1998 to $47.5 million at September 30, 1999, and accrued liabilities increased from $17.8 million at December 31, 1998 to $20.2 million at September 30, 1999. The increase in accounts receivable and accrued liabilities are primarily due to activity related to Systems projects in Australia, Canada, France and Greece. Cash provided by operations was used to fund working capital requirements, purchase additional property and equipment, invest in new strategic alliances and make payments on the outstanding balance under the Bank Credit Agreement.

         Net cash used in investing activities for the nine-month period ended September 30, 1999 increased by approximately $3.8 million to $10.8 million from $7.0 million for the nine-month period ended September 30, 1998. Cash was used to acquire additional property and equipment at the Company's domestic and international facilities. In addition, the Company also invested approximately $1.3 million in connection with a new strategic alliance with MDI Entertainment, Inc. The Company expects to increase its investment levels in its domestic and international facilities by $14.0 million during the fourth quarter of 1999.

         The Company's financing activities generated cash of $1.2 million for the nine months ended September 30, 1999 and used cash of $15.2 million in the nine months ended September 30, 1998. The Company increased the balance outstanding under the Bank Credit Agreement at September 30, 1999 by a net amount of approximately $1.0 million compared to the balance at December 31, 1999. Net borrowings under the Bank Credit Agreement were $13.5 million at September 30, 1999.

         Subsequent to the end of the quarter, the Company repurchased 440,000 shares of its common stock totaling approximately $7.0 million. The shares repurchased represented approximately 3.7% of the Company's total common stock outstanding. The Company currently has approximately 11.5 million outstanding shares of common stock. Purchases may be made from time to time in the open market, and the funding of any such purchases may come from operating cash flow and existing bank facilities.

         The Company believes that funds provided by operations, available borrowings under its current and anticipated Bank Credit Agreements and the ability to obtain alternative sources of financing should permit the Company to fund its operations, working capital requirements and obligations, as well as other potential investment or business opportunities.

IMPACT OF YEAR 2000

         Refer to the Company's Form 10-K for the year ended December 31, 1998 for a description of the Company's Year 2000 ("Y2K") program, business systems, interfaces with third parties, estimated Y2K costs and contingency planning, with respect to which there have been the following developments since such date. The Company spent approximately $585,000 on Y2K compliance costs during the nine-month period ended September 30, 1999. These costs included capital expenditures and internal labor costs which management believes would have otherwise been incurred as part of the Company's regular program of modernization and improvement. The Company now estimates that its total Y2K compliance costs (including software, systems and equipment) incurred since 1997 have been approximately $1.8 million. The Company believes that completed and planned modifications and conversions of its internal systems and equipment will allow it to be Y2K ready prior to December 31, 1999.

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

PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

                  Refer to the Company's Form 8-K filed on September 29, 1999 for a description of pending legal proceedings with which there have been the following developments since such date. On October 13, 1999, the Company filed its notice of appeal with the United States Court of Appeals for the Eleventh Circuit and posted and appeal bond in the amount of $7 million in connection with such appeal.


ITEMS 2,3,4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  #27              Financial Data Schedule (for SEC use only)


         (b)      Reports on Form 8-K

                  On September 29, 1999 a Form 8-K was filed with respect to legal proceedings initially reported in July 1993 and periodically reported thereafter, to report an order issued by the United States District Court for the Northern District of Georgia, Atlanta Division, in the suit styled Seguros del Estado v. Scientific Games Inc., Civil Action No. 1:98-CV-968-CAM.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SCIENTIFIC GAMES HOLDINGS CORP.



Date:  November 15, 1999            By:     /s/WILLIAM G. MALLOY
                                            --------------------------------
                                               William G. Malloy
                                               President and
                                               Chief Executive Officer


Date:  November 15, 1999            By:     /s/CLIFF O. BICKELL
                                            --------------------------------
                                               Cliff O. Bickell
                                               Vice President,Treasurer,
                                               and Chief Financial Officer