Form 10-K405
period 1999-12-31
SCIENTIFIC GAMES HOLDINGS CORP
filed 2000-03-30
CIK 880174

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                --------------

                                   FORM 10-K

    [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

    [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

                            ------------------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of our Common Stock held by non affiliates was $191,906,928 on March 23, 2000 . For the purposes of this response, our executive officers and directors are deemed to be affiliates and the number of shares held by non affiliates was computed as 10,883,347 shares. As of March 23, 2000, we had 11,414,199 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
         Our proxy statement for our Annual Meeting of Stockholders, to be held May 19, 2000, which will be filed pursuant to Regulation 14A within 120 days of the close of Registrant's fiscal year, is incorporated by reference in answer to Part III of this report but only to the extent indicated in Part III herein. In addition, pages 14 through 45 of Scientific Games Holdings Corp.'s 1999 Annual Report to Stockholders are incorporated by reference in answer to Items 6, 7 and 8 of Part II and Item 14(a) of Part IV of this report.

                                     PART 1

ITEM 1.     BUSINESS

GENERAL

         Scientific Games Holdings Corp. (the "Company" or "Scientific Games") is a leading provider of lottery products, systems and services worldwide. Except as the context otherwise requires, references to "Scientific Games," the "Company," "we," "our," and "us" refer to the consolidated business and operations of the Company. We operate through our wholly owned subsidiaries and our joint ventures, principally, Scientific Games Inc. ("SGI") Scientific Games International Limited ("SGIL"), Scientific Games International GmbH ("SG Austria") and SciGames France SAS ("SG France"). Our corporate headquarters and our primary manufacturing facility are located in Alpharetta, Georgia (suburban Atlanta) and we employ approximately 1,500 people worldwide. We also have production and/or operating facilities in California and the United Kingdom and software and hardware development and maintenance facilities in Georgia, Austria, France and Germany. Our business consists of sales of products or services to governmentally operated or sanctioned lotteries worldwide and, to a lesser extent, to non-lottery entities both in the United States and worldwide. The Company's business is comprised of two business segments: (1) Instant Ticket and Related Services (hereinafter sometimes referred to as the "ITRS" segment) and (2) Systems. In the Instant Ticket and Related Services segment, we primarily supply game design, sales and marketing training and support, instant ticket manufacturing and delivery, inventory management and distribution, advising with respect to security, and retailer telemarketing and field services. In addition, this segment includes promotional instant tickets and pull-tab tickets sold to both lottery and non-lottery customers and, on a growing basis, prepaid phone cards sold to telecommunications companies. In the Systems segment, we primarily supply transaction processing software that accommodates instant ticket accounting and validation and on-line lottery games, point-of-sale terminal hardware which connects to these systems, central site computers and communication hardware which run these systems, and on-going support and maintenance services for these products. This segment also includes software, hardware and support for sports betting and credit card processing systems for non-lottery customers. In addition, we refer to cooperative services agreements in various sections of this report. Cooperative services is our branded marketing name given to the combination of any of the products and services offered by both the Instant Ticket and Related Services segment and Systems segment under one customer contract. The Instant Ticket and Related Services revenues accounted for approximately 79.3% of the Company's gross revenues in 1999 versus 78.9% in 1998.

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

         Currently, 38 jurisdictions in the United States sell instant lottery tickets. Of the approximately 8.4 billion instant tickets (12.3 billion 2x4 equivalent size) we sold in 1999, approximately 20% were sold outside the United States. Based on industry information, it is estimated that 1999 U.S. on-line lottery retail sales were approximately $19.0 billion compared to 1999 international on-line lottery retail sales of approximately $60.0 billion. Currently, 38 jurisdictions in the United States sell on-line lottery tickets. Governments typically authorize lotteries as a means of generating revenues without the imposition of additional taxes. Lottery revenues are frequently set aside for particular public purposes, such as education, aid to the elderly, conservation, transportation and economic development. As lottery ticket sales have become a significant source of funding for such programs, many jurisdictions have come to rely on the revenues generated by such sales.

         There are many promotional (i.e., commercial) game suppliers (including the Company) which produce instant tickets for both sales promotion companies and their end users. We believe we are the only company which offers the promotional market a full line of support and services similar to those which we offer to the government lottery market. While potential instant ticket lottery customers in the United States currently are limited to the 38 jurisdictions where such games are legally permitted, promotional games are believed permitted in substantially all states. A significant difference between lottery games and promotional games is the lower level of security requirements associated with promotional games, which typically offer less valuable prizes.

         We also provides several international telecommunications companies with pre-paid phone cards. This product experienced significant sales growth in 1999 and utilizes our secure ticket technology. We anticipate the sales growth of this product to continue in 2000.

         The lottery industry (both instant ticket and on-line) is highly competitive and is in a period of intense price-based competition, particularly in the Instant Ticket and Related Services segment. This price-based competition has resulted in certain contracts being awarded or re-awarded at lower equivalent prices than charged in the previous contracts. We expect competition on the basis of price to continue in 2000 in both the instant ticket and on-line lottery industry.

BUSINESS STRATEGY

         Scientific Games is a leading provider of lottery products, integrated systems and support services to lotteries worldwide. We intend to expand our leadership position by (i) pursuing new instant ticket printing and systems opportunities in both the domestic and foreign marketplaces, (ii) emphasizing and marketing our expertise in lottery service capabilities, (iii) growing our on-line lottery business by utilizing our SGI-NET technology, a high performance, configurable hardware and software-redundant transaction processing system that can accommodate both instant and on-line lottery operations, (iv) continuing our emphasis on customer service and responsiveness to customer needs both before and after delivery of products and services, (v) investing in our facilities while aggressively pursuing practices and methods which reduce operating costs, (vi) increasing the funding of research and development costs that continue to provide innovations for our customers such as SGI-NET, (vii) partnering with respected local corporations to establish new lotteries in foreign countries, (viii) selling SciScan terminals to new and existing customers both domestically and internationally, (ix) promoting the sales advantages of our Winner's Choice(TM) probability tickets to new and existing customers, and (x) further expanding our role in the provision of prepaid telephone cards to international telecommunications customers.

         As state governments face budgetary pressures, they increasingly seek methods of reducing state spending. One method of reducing spending which is often considered by states is privatization or outsourcing of various operating tasks associated with lottery operations. We have contracts that contain expanded services, sometimes referred to as cooperative services, with nine domestic lotteries. These lotteries have elected to privatize certain operating functions related to the management of instant ticket games. We expect that more state or foreign governments will decide to privatize or outsource various lottery operations. We have significant experience in this field and are well positioned to offer this privatization or outsourcing option to the industry. We intend to continue to emphasize and invest in the provision of expanded services to both our instant ticket customers and systems customers.

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

PRODUCTS AND SERVICES

         In 1974, we introduced the first "secure" instant game ticket. Today, the instant tickets we manufacture are typically printed on recyclable ticket stock by a series of computer controlled presses and ink-jet imagers, which we believe incorporate the most advanced technology and security currently available in the industry. Instant tickets generally range in size from 2 inches by 3 inches to ticket sizes as large as some greeting cards; instant tickets are normally played by removing a coating to determine if they are winning tickets. We market instant tickets and related services to domestic lottery jurisdictions, foreign lottery jurisdictions and commercial customers. The Company currently has contracts with 26 of the 38 states/jurisdictions in the U.S. which currently sell instant lottery tickets. These U.S. Instant Ticket and Related Services contracts are typically at a fixed price per thousand tickets or a percentage of lottery sales to the public and typically range from one to five years in duration, although they usually have one or more extension options. Our customers have exercised extension options in domestic lottery contracts with us a majority of the time. See - "Markets" for additional information.

         We also manufacture instant tickets for promotional games customers and prepaid phone cards for international telecommunication customers. The majority of our promotional games and prepaid phone cards are produced at our United Kingdom subsidiary, SGIL. Examples of promotional games which we have produced include games for European newspapers, major food and beverage companies, and games for various other commercial customers. Prepaid phone cards are supplied to international telecommunications customers. The Company is not in the business of providing telecommunications services, but rather in the production of the prepaid phone cards used by the telecommunications industry. Sales of promotional games products and services and prepaid phone cards each accounted for less than 10% of the Company's consolidated revenues in 1999.

         Scientific Games pioneered the idea of privatizing lottery functions, sometimes referred to as cooperative services, as a means of reducing the operating costs of lotteries while increasing lottery revenues and is the only instant ticket manufacturer which offers separate lottery ticket cooperative support services to supplement its manufacturing operations. Cooperative services may consist of designing and installing game management software, instant ticket production, telemarketing, field sales, accounting, instant ticket distribution, sales staff training, estimating ticket needs, managing staff, advising with respect to security, instant ticket validation, and provision of computer hardware, validation terminals, SciScan Technology validation terminals, maintenance, communication network and sales agent hot-line service for lottery jurisdictions. While the majority of lottery jurisdictions to date have chosen to control the distribution and sales of tickets, Scientific Games has been successful in demonstrating to a number of jurisdictions that we can perform these functions effectively and at a lower cost.

         Domestically, we now have contracts for expanded services with the states of Delaware, Florida, Georgia, Kentucky, Maine, Nebraska, New York, Pennsylvania and West Virginia. Under such contracts, we typically provide selected management, distribution services and/or data processing for the jurisdiction's instant ticket lottery game business and we are paid a percentage of the lottery's total instant ticket revenues. Customers select those services which they desire to privatize from a menu of cooperative services offered. Replacement of these agreements may be associated with large conversion costs incurred by the lottery to hire and/or retrain staff and redesign and install a software system and other protocols to manage its instant ticket business.

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

         Another recent innovation, which we introduced in 1997, is our probability-game ticket, Winner's Choice(TM). Winner's Choice(TM) is a scratch-off instant ticket lottery game in which every ticket is a potential winner (unlike existing tickets, where winning tickets are pre-determined before a player scratches). Winner's Choice combines some of the best features of instant and on-line games, and possesses three important player benefits - choice, instant-win opportunities and appealing play styles. Probability games have been discussed within the lottery industry for years, but have never been viable because secure validation could not be assured. The Company's new SciScan Technology provides secure validation to enable probability tickets to be sold. Winner's Choice games are currently undergoing field testing in Maine, Kentucky and Nebraska conducted by Scientific Games in cooperation with the respective lotteries.

         Scientific Games is continually looking for ways to apply its expertise in specialty printing technologies and security/randomization techniques to develop commercially viable products for both the lottery industry as well as for other commercial applications. We are committed to new product development and we will continue to explore new means of delivering our products, possibly via the internet, and new opportunities to market new products and services to new and existing customers.

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

MARKETING

         Scientific Games has been instrumental in the development of marketing strategies for instant games for domestic and foreign lotteries, including some of the most successful lotteries in North America. The Company's involvement includes all phases of instant game marketing support, including marketing strategies, prize structures, game rules, delivery schedules, play styles, telemarketing, instant ticket ordering and billing, field sales support, research, game design, working papers, retailer manuals, instant game concepts, ticket quantities, delivery and promotions. Scientific Games or its predecessor has prepared market research analysis of gaming tendencies in most new state lotteries since 1982, and we can provide our customers with a bank of lottery-specific consumer and market research data derived from these years of analyses.

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

SECURITY

         Scientific Games recognizes that security and integrity are the foundation of successful lottery organizations. As the incidence and severity of publicly reported cases of physical and computer crime continue, major lotteries periodically reassess key security questions concerning the vulnerability of lottery games. Attempts to penetrate security measures may come from various combinations of customers, retailers, vendors, lottery employees and others. Because the integrity of a lottery is believed essential to its successful operation, both the vendor and lottery must guard their systems against unauthorized actions. We are not unaware of any practical, economically feasible way to breach the security of our instant lottery tickets or on-line games which could result in a material loss to any of our customers, nor are we aware of any breach thereof which has resulted in any material loss to any of our lottery customers.

         Scientific Games constantly assesses the adequacy of its security systems, incorporating various improvements, such as bar coding and additional layers of protection in our instant tickets. There must be well-planned security measures in place at every stage of the lottery operation. Scientific Games has pioneered and effected security safeguards in areas of ticket specifications, production, packaging, delivery, distribution and accounting. Also, computer function safeguards, including secure ticket data, control number encryption, winner file data, and ticket stock control have been incorporated in the Company's data processing and the computer operations phase. We also retain a major public accounting firm to perform agreed upon procedures for each game produced before it is sent to the customer.

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

         Paper and ink are the principal raw materials consumed in the Company's ticket manufacturing operations. We have a variety of sources for both paper and ink and should, therefore, not be dependent on any particular supplier.

PERSONNEL

         As of December 31, 1999, we had approximately 1,500 full-time employees. Three of Scientific Games' employee groups are represented by a labor union. At the California Facility (See "Properties"), ticket packaging is performed by approximately 60 employees who are members of the Service Employees International Union Local 1877. SG Austria's employees are represented by a Worker's Council, which is typical in many European companies. At the Leed's Facility in the United Kingdom, approximately 266 employees are members of the GPMU union. The Company believes that its employee relations are good.

EXECUTIVE OFFICERS

         The following table sets forth certain information regarding the executive officers and other executive team members of the Company who are considered executive officers by the Company for the purposes of Rule 3b-7, as of March 1, 1999:

                   NAME                       AGE                  POSITION WITH THE COMPANY
-------------------------------------------------------------------------------------------------------------
William G. Malloy....................         53       Director, Chairman, President and Chief
                                                       Executive Officer
William F. Behm......................         54       Director and Executive Vice President
Thomas F. Little.....................         55       Senior Vice President
Cliff O. Bickell.....................         57       Vice President, Treasurer and Chief Financial Officer
C. Gray Bethea, Jr. .................         55       Vice President, Secretary and General Counsel
Bruce H. Longhurst...................         59       Vice President, International Sales and Marketing
Howard H. Roath......................         47       Vice President-U.S. Sales and Marketing
William C. Christie..................         51       Managing Director-Scientific Games International
                                                       Limited
James H. Edwards, Jr. ...............         54       Senior Director of Manufacturing
Donald N. MacLean....................         55       Director- Human Resources
Kenneth W. Taylor....................         39       Corporate Controller
William R. Murphy....................         46       Senior Director MIS Support
Lynn A. Becker.......................         38       Senior Director Business Information Systems
John J. Walsh........................         40       Vice-President, Lottery Operations
James L. Nulph.......................         44       Senior Director of Marketing
Peter Tinkl..........................         44       Managing Director-Scientific Games International
                                                       GmbH
Evelyn P. Yenson.....................         55       Senior Director of Corporate Communications

         WILLIAM G. MALLOY has been President and Chief Executive Officer since 1990. Mr. Malloy was elected a Director and Chairman of the Board in October 1991 when Centre Partners L.P. and certain executive officers of the Company purchased substantially all of the assets of the instant lottery ticket production and sales business and the video lottery business of the predecessor to the Company in a leveraged buy-out transaction ("Acquisition"). Prior to becoming the Company's President and Chief Executive Officer, Mr. Malloy served as Vice President, Treasurer and Chief Financial Officer. Mr. Malloy joined the Company in 1987 when he transferred from the corporate staff of Bally Manufacturing Company. Mr. Malloy has over twenty-five years of experience in the coin-operated amusement and gaming industry. Mr. Malloy currently serves on the Board of Directors for MDI Entertainment, Inc.

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

         CLIFF O. BICKELL joined the Company as Vice President, Treasurer and Chief Financial Officer in January of 1995. Mr. Bickell has overall management responsibility for Scientific Games' corporate financial, accounting, and administrative affairs, including the Company's human resource function. Prior to joining Scientific Games, Mr. Bickell was Vice President, Chief Financial Officer and Treasurer of Paragon Trade Brands, a multi-national consumer products manufacturer where he had similar financial responsibilities. In addition, Mr. Bickell has held the positions as Senior Vice President, Corporate Administration Chief Financial Officer of the W. A. Krueger Co., a commercial printing company, and Treasurer of Dataproducts Corporation, a multinational electronics manufacturer.

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

         WILLIAM C. CHRISTIE joined the Company in 1996 as Managing Director for the Company's subsidiary SGIL in the United Kingdom. Mr. Christie has overall management responsibility for ticket production and printing for SGIL's production facilities and for the development of the Company's activities in prepaid card markets. Prior to joining the Company, Mr. Christie was the Managing Director of Lottery Products for De La Rue in the United Kingdom. During his 26 years with De La Rue, Mr. Christie held various other management positions.

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

         WILLIAM R. MURPHY joined the Company in 1984 and was promoted to Senior Director - MIS Support in 1998. Mr. Murphy has overall management responsibility for software support for all U.S. system implementations. Mr. Murphy is also responsible for POS terminal hotline support as well as operational support for CSP system locations. Mr. Murphy was involved in the initial development of the Company's original on-line software system and has been heavily involved in all of the Company's domestic systems installations. Prior to joining the Company, Mr. Murphy held positions as a systems engineer/programmer for Consultec, Inc., Data Crown, Inc. and Electronic Data Systems.

         LYNN A. BECKER joined the Company in 1986 and was promoted to Senior Director, Business Information Systems in 1997. Mr. Becker has overall management responsibility for all game development efforts, including programming for instant game development, game auditing and validation. Mr. Becker is also responsible for the Company's internal computer systems and applications. Prior to joining the Company, Mr. Becker held a position as Senior EDP Auditor for the State Auditors Office in Iowa.

         JOHN J. WALSH joined the Company in 1986 and was promoted to Vice-President of Lottery Operations in 1998. Mr. Walsh has overall management responsibility for coordinating lottery operations for both the Instant Ticket and Related Services and Systems segments. Prior to joining the Company, Mr. Walsh held positions with Control Data Corporation and Ticketron's sports and entertainment division.

         JAMES L. NULPH joined the Company in 1996 and was promoted to Senior Director of Marketing in 1999. Mr. Nulph is responsible for directing the Company's market research, product development, sales planning and proposal departments. In addition, Mr. Nulph directs the development of Company wide marketing plans and sales support programs. Prior to joining Scientific Games Mr. Nulph served eight years with the Virginia Lottery as Sales and Marketing Director. In addition, he was the Lottery Sales and Marketing Director for the Missouri State Lottery, after holding various management positions for the Colorado State Lottery. Mr. Nulph has also been a consultant to many national and international advertising agencies.

         PETER TINKL joined the Company in 1997 and was promoted to Managing Director for the Company's subsidiary SG Austria in Vienna, Austria in 1999. Mr. Tinkl has overall management responsibilities for SG Austria systems operations. Prior to joining Scientific Games, Mr. Tinkl was Vice President, Systems Sales and Marketing for TeleControl, which was acquired by Scientific Games in 1997. Mr. Tinkl was one of the founders and held various management positions with TeleControl since 1983.

         EVELYN P. YENSON joined the Company in 1998 and was promoted to Senior Director of Corporate Communications in 1999. Ms. Yenson has management responsibility for all corporate communications with the Company's external partners and customers, the media, contract clients, and others in the lottery industry. Prior to joining Scientific Games, Ms. Yenson was the Director of Licensing for the State of Washington from 1997-98. Ms. Yenson has extensive lottery experience from her position as the Director of the Washington State Lottery from 1987 through 1997.

         THE FOLLOWING DISCUSSION OF ASPECTS OF THE COMPANY'S BUSINESS ALSO CONSTITUTES A CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual quarterly and annual consolidated results for 2000, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

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

MARKETS

         The Company's operations are international in scope. With 37 states and the District of Columbia currently operating lotteries in the United States, the Company's growth in the domestic market depends primarily on expanded activities of existing lotteries as well as winning new contract awards, re-bids and contract extensions. The Company has a high percentage of the U.S. instant ticket market but has only a minimal Systems presence in the U.S. As a result, we believe the Systems market in the U.S. is a source of potential revenue growth for the Company. Contrasted with the domestic market, the international market is far from mature, with various countries viewing lotteries as a potential source of revenue for a variety of governmental programs. For a discussion of the Company's net revenues, operating income and identifiable assets attributable to U.S. production operations, see Note 11 of the Notes to the Financial Statements set forth elsewhere in this report, which is incorporated herein by reference thereto. For a discussion of revenues from lottery agencies and other customers domiciled in foreign countries, also see
Note 11 which is incorporated herein by reference. For a discussion of the Company's U.S. contracts subject to extension or scheduled to expire during 1999 and 2000, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations" on pages 16 and 17 of the Company's 1999 Annual Report to Shareholders, which is incorporated herein by reference.

         In 1999, one customer, the Georgia Lottery Corporation, accounted for approximately 10% of the revenues of the Company. U.S. instant ticket lottery contracts typically have an initial term of from one to five years and usually provide the customer with options to extend the contract one or more times under the same or mutually agreeable terms and conditions for additional periods generally ranging from one to five years. The average term of a U.S. on-line contract is five to ten years, with additional extension options, which limits the number of contracts available for bidding in any given year. The Company's customers have exercised extension options in the Company's U.S. instant lottery contracts a majority of the time.

         The table included herein lists the United States lottery contracts for which we had executed agreements as of March 23, 2000 and certain information with respect thereto. We are the primary instant ticket supplier unless otherwise noted. The table also includes 1999 instant ticket retail sales for each state or district.

                                SCIENTIFIC GAMES
                        UNITED STATES LOTTERY CONTRACTS

                                   1999
                               INSTANT TICKET     COMMENCEMENT         EXPIRATION        CURRENT RENEWAL
                                RETAIL SALES     DATE OF CURRENT    DATE OF CURRENT          OPTIONS
     STATE/DISTRICT            (IN MILLIONS)        CONTRACT            CONTRACT            REMAINING          TYPE OF CONTRACT
---------------------------------------------------------------------------------------------------------------------------------
Arizona                                125.0       January 1998        January 2001            2 one-year                    ITRS
Colorado                               240.4           May 1995           June 2000                  none                    ITRS
Connecticut                            503.3        August 1998         August 2000            2 one-year                    ITRS
Delaware                                19.7          July 1995       December 2000                  none                    ITRS
District of Columbia                    31.5           May 1996            May 2000            1 one-year                    ITRS
Florida                                664.6         April 1997      September 2002                  none                    ITRS
Georgia                                900.7           May 1993          April 2003                  none                    ITRS
Idaho                                   56.9       October 1999        October 2001            2 one-year                   ITRS*
Illinois                               549.4          July 1996           July 2000            2 one-year                    ITRS
Indiana                                337.1      December 1997       December 2000            1 one-year                    ITRS
Kentucky                               252.4       October 1997        October 2002                  none                    ITRS
Maine                                  107.7          July 1990           June 2000                  none       ITRS and  Systems
Massachusetts                         2305.4        August 1999         August 2001            3 one-year                    ITRS
Minnesota                              280.0       January 1999        January 2002            3 one-year                   ITRS*
Missouri                               259.6          June 1997           June 2001                  none        ITRS and Systems
Nebraska                                36.1          July 1993           June 2001                  none        ITRS and Systems
New Jersey                             547.1      November 1996        October 2000            1 one-year                    ITRS
New Mexico                              58.2         March 1997          March 2000            3 one-year                    ITRS
New York**                             937.5         April 1996           July 2000            1 one-year                    ITRS
New York **                                        January 2000          March 2002                  none        ITRS and Systems
Oregon                                 143.7          June 1998           June 2001            3 one-year                   ITRS*
Pennsylvania                           457.0         April 1997          April 2002            5 one-year                    ITRS
Rhode Island                            59.5         April 1998          April 2001            2 one-year                   ITRS*
South Dakota                            13.1          June 1995           June 2000                  none                    ITRS
Texas                                 1426.0         March 1999          March 2002                  none                    ITRS
Virginia                               372.3       January 1997           July 2002  1 three or five year                 Systems
Washington                             261.3           May 1995            May 2000                  none                    ITRS
W. Virginia                             77.0      December 1996           June 2000                  none        ITRS and Systems
---------------------------------------------------------------------------------------------------------------------------------

*  secondary printer
** There are separate contracts for the supply of instant tickets and the supply of warehousing, distribution, telemarketing and systems
ITRS = Instant Ticket and Related Services

         The Company's re-entry into the on-line lottery business in 1998 has and will allow the Company to compete for a share of both the U.S. and international sales in the future. The Company expects to bid on these U.S. contracts, while pursuing international on-line opportunities during 2000.

         The Company currently provides instant ticket validation systems to the six states shown in the chart. In addition, the Company currently has eleven SGI-NET systems installations in Europe and in 1999 added France, Western Canada and Golden Casket Lottery Corporation in Australia. As a result of winning the contract to provide on-line lottery services to the Western Canada Lottery Corp., we believe we are now better positioned to compete for additional on-line contracts, not only in the remainder of Canada, but also in the rest of North America. In addition, the sale of SciScan terminals to Greece, Golden Casket Lottery Corporation, and France better positions the Company to market its SciScan Technology in Europe. We believe our technical and marketing expertise, our reputation as a quality instant ticket provider, our financial stability and our quality on-line products will allow us to obtain an increased percentage of the U.S. on-line market.

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

INDUSTRY SEGMENT INFORMATION AND CLASSES OF SIMILAR SERVICES

         Information with respect to the Company's industry segments, geographical operations and classes of similar services is set forth in Note 11 to the Consolidated Financial Statements of the Company, which appears on pages 40 through 42 of the Company's 1999 Annual Report to Shareholders, which Note 11 is incorporated herein by reference.

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

         Lottery contracts to which the Company is party frequently contain exacting implementation schedules and performance requirements. Failure to meet these schedules and requirements may result in substantial monetary liquidated damages, as well as possible contract termination. The Company maintains a bonding program for its bid bonds, litigation bonds and performance bonds through various insurance companies. As of December 31, 1999, $87 million was outstanding in aggregate face amount of surety bonds issued. One or more of these bonds is generally required by a lottery customer in order to participate in a lottery procurement or to enter into a contract with the lottery following successful bid. Failure to provide such bonds would materially and adversely affect the Company's ability to do business. The Company's bonding program is backed by a blanket indemnity of the surety.

         Our contracts of periodically expire and/or reach optional extension dates. Upon the expiration of a contract (including any extensions thereof), lottery authorities may award new contracts through a competitive procurement process. There can be no assurance that our current contracts will be extended or that we will be awarded new contracts as a result of competitive procurement processes in the future. The Company's lottery contracts typically permit a lottery authority to terminate the contract at any time for failure to perform and other specified reasons, and many of such contracts permit the lottery authority to terminate the contract at will without penalty. Depending upon, among other factors, the amount of revenue we derived thereunder, the termination, expiration or failure to renew one or more instant lottery contracts could have a material adverse effect on the our results of operation, business or prospects.

COMPETITION

         The instant and on-line lottery businesses are highly competitive, and the Company's business faces competition from a number of domestic and foreign instant ticket manufacturers, on-line lottery system providers and other competitors.

         Scientific Games currently has two primary instant lottery ticket competitors in the U.S.: Pollard Banknote Limited ("Pollard") and Oberthur Gaming Technologies ("OGT," a subsidiary of Group Francois-Charles Oberthur of France). In addition, Creative Games International, Inc. ("Creative Games", a subsidiary of Canadian Bank Note Company, Ltd.) is a competitor in the U.S. The Company estimates that the retail sales value of its U.S. customer base was in excess of 68% of total U.S. instant ticket retail sales in 1999 - approximately twice as large as its next largest competitor. Except as permitted by the applicable provisions of the North American Free Trade Act with respect to Canada and Mexico, it is currently illegal to import lottery tickets into the United States from a foreign country. The Company's business could be adversely affected should additional foreign competitors in Canada or Mexico export their lottery products to the U.S. or should other foreign competitors establish printing facilities in the U.S., Canada or Mexico to supply the U.S. market.

         Internationally, there are many lottery instant ticket vendors which provide competition to the Company, including, among others, OGT, Pollard, Creative Games, GPS Honsel and various other vendors.

         GTECH Holdings Corporation ("GTECH") is our major competitor in the on-line market with about 70% of the U.S. market. Other on-line competitors in the U.S. are Automated Wagering International Inc. ("AWI") a subsidiary of Anchor Gaming and Autotote Corporation. GTECH is also our major competitor in the international on-line market with the balance of the market being served by Scientific Games, AWI, EssNet AB and a few other companies.

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

         We believe our position as a leading worldwide producer of instant lottery tickets and our reputation as a developer of state-of-the-art technology and marketing concepts, as well as our experience in the industry, are believed to enhance significantly our competitive position. The large capital investment necessary to purchase, customize and install an instant ticket printing operation, the high level of security required in the lottery industry and the fact that all states in the U.S. which have lotteries have typically required potential suppliers to have prior lottery experience are all factors which tend to limit the number of firms which are willing to, or are in the position to, enter the instant lottery ticket production business. Our business could be adversely affected should our competitors' research and development activities result in reduced technological differentiation between our products and their products. Similarly, in the event technological developments materially reduce the capital investment required to finance secure lottery ticket printing and systems operations, our business could be adversely affected by increased competition. We do not anticipate any material reduction in the level of capital financing required for entry into the lottery product business in the foreseeable future.

         None of our current competitors in the U.S. market produce instant lottery tickets, provide on-line systems and offer a full range of services to state lotteries. Our U.S. competitors typically either manufacture only instant tickets or provide only certain services, such as software for the management systems, marketing assistance or other specific duties. However, an on-line vendor in cooperation with an instant ticket supplier may jointly be considered a competitor or potential competitor. In addition, an on-line vendor not in cooperation with an instant ticket supplier may nonetheless provide various cooperative services, including data processing services. Scientific Games has two primary domestic and international competitors in this regard: AWI and GTECH.

         In 1997, we discontinued our charity pull-tab ticket business, which was produced and distributed by our subsidiary GameTec Inc. ("GameTec"). In connection with the disposition, we sold substantially all of the assets of GameTec to International Gamco, Inc. ("Gamco"). We entered into a three-year extendible marketing agreement with Gamco to provide marketing and related services to state lotteries for pull-tab tickets. Currently, the Company has 3 contracts with state lotteries for pull-tab tickets. We believe it is desirable to offer pull-tab tickets to its lottery customers to maintain a full range of products and services and we continue to provide pull-tab tickets to our lottery customers through the marketing agreement. The sales of pull-tab tickets to lottery customers are included in our Instant Ticket and Related Services segment and accounted for less than 10% of our consolidated gross revenues in 1999.

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

RELIANCE ON SENIOR MANAGEMENT

         We have benefited and continue to benefit substantially from the skills, experience and efforts of our senior management (See "Executive Officers"). The loss of the services of members of the Company's senior management could have a material adverse effect on our business and prospects.

ADDITIONAL RISK FACTORS AND INVESTMENT CONSIDERATIONS

         Additional or related factors which could affect our actual results and could cause our actual consolidated results for the first quarter of 2000, and beyond, to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company include:

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

         The effects of changes in compensation and benefit levels internally or in our industry; activities of third parties with which we have an agreement or understanding, including any issues affecting any investment or joint venture in which we have an interest; the amount, type and cost of the financing available to or utilized by us; and

         Our ability to integrate acquisitions into our existing operations and unexpected difficulties or problems with such acquired entities including inadequate production equipment, inadequate production capacity or quality, outdated or incompatible technologies or an inability to realize anticipated synergies and efficiencies, whether within anticipated timeframes or at all.

         For a more detailed discussion of certain of these risks see Item 3 "Legal Proceedings" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 2.     PROPERTIES

         We currently have four instant ticket manufacturing sites: a 71,000 square foot leased facility in Gilroy, California (the "California Facility"); a 185,000 square foot owned headquarters and manufacturing facility in Alpharetta, Georgia (the "Georgia Facility"); a 112,000 square foot leased facility in Leeds, United Kingdom (the "Leeds Facility"); and a 30,000 square foot leased facility in Bradford, United Kingdom (the "Bradford Facility"). We are expanding our Georgia Facility by 60,000 square feet to accommodate additional manufacturing and office space. This expansion is scheduled for completion in July of 2000. In addition, we are constructing a new 152,000 square foot facility in Leeds, England in order to consolidate our current Leeds and Bradford facilities in one location. Occupancy is scheduled for September of 2000. The lease on our existing Leeds Facility expires on October 31, 2000 and we plan to sub-lease our existing Bradford Facility for its remaining lease term, which expires June 30, 2016. We have also announced our plans to close the California Facility in June of 2000 and have notified the landlord of our termination of the lease agreement.

         We also have a 10,000 square foot leased facility in Vienna, Austria (the "Austria Facility"), which is dedicated to software development activities for our on-line business and a 12,000 square foot leased facility in Suresnes Cedex (Paris), France (SciGames France), which is dedicated to terminal hardware and software development. Sales support, research, product development, U.S. software development and support and graphics are located at our Georgia Facility where we also lease a 10,000 square foot facility which houses a portion of our software development and terminal repair operations. Our employees also may be located at facilities owned or leased by lotteries. In addition, we lease approximately 193,000 square feet of facilities in several states in order to provide additional services to our Instant Ticket and Related Services customers.

         At the present time our four manufacturing facilities have a combined maximum production capacity of approximately 14 billion "standard sized" (2 by 4 inch) tickets per year. However, at maximum production capacity, the Company incurs overtime expense and can encounter reduced efficiencies . The Leeds Facility consists of office and production space equipped with five sheet-fed offset presses. The administrative and game development departments for both the Leeds and Bradford Facilities are in this location. The Bradford Facility includes office and production space and is equipped with three separate printing processes: offset, inkjet and rotary screen. The Austria Facility consists of office and software development space equipped with state-of-the-art software development tools. The Austria Facility lease expires on December 31, 2007. The SciGames France facility consists of office and hardware/software development space and its lease expires in March of 2008, with an option to terminate the lease every three years, with the next option date being March of 2002.

         Scientific Games' headquarters and printing facility in Georgia began operation in February 1992. Our Georgia Facility operates two presses, including a modern 15 station gravure press. The gravure press is equipped with a state-of-the-art register control system, designed to reduce overall waste while achieving high quality. The press has four reversible stations providing color flexibility including potential four-color back printing in selected situations and is designed to accommodate alternative printing technology on a station-by-station basis. The press is designed to dry both water-based and solvent-based inks at full press speed. Currently, the use of water-based inks is increasing as the printing industry moves to reduce its output of volatile organic compounds (VOC's) created as the result of drying solvent based inks.

         In 2000, we will be adding a third press to the Georgia Facility as part of the expansion mentioned above. The press uses flexographic technology and has 21 stations. The press is scheduled to be commissioned in June of 2000. The cost of the total expansion of the Georgia Facility is estimated at approximately $15 million.

         The Company has presses at the Leeds and Bradford Facilities located in the United Kingdom. The Leeds Facility has five sheet-fed offset presses as well as imaging and silk screen equipment. The Bradford Facility utilizes three separate printing processes, which are an offset, inkjet and rotary screen. In 1997 we began installation of new imagers, data stations and related equipment incorporating significantly advanced technology for our existing presses at the Bradford Facility at a total retail cost of approximately $3.0 million. Such imagers became fully operational in March 1998 and materially increased the efficiency and flexibility (and thus capacity) of our existing presses at the Bradford Facility.

         In early 2001, we will be adding a new 11 station flexographic press in the new Leeds Facility which will replace current printing equipment. The total cost of this new facility and the equipment purchases is estimated at approximately $24 million.

ITEM 3.     LEGAL PROCEEDINGS

           As initially reported in July 1993 and periodically reported thereafter, the Company's Scientific Games Inc. ("SGI") subsidiary owns a minority interest in Wintech de Colombia S.A. ("Wintech"), which formerly operated the Colombian national lottery under contract with Empresa Colombiana de Recursos para la Salud, S.A. ("Ecosalud"), an agency of the Colombian government. The contract projected that certain levels of lottery ticket sales would be attained and provided a penalty against Wintech, SGI and the other shareholders of Wintech of up to $5.0 million if such performance levels of lottery ticket sales were not achieved. In addition, with respect to a further guarantee of performance under the contract with Ecosalud, SGI delivered to Ecosalud a $4.0 million bond issued by a Colombian surety, Seguros del Estado ("Seguros"). Wintech started the instant lottery in Colombia, but, due to difficulties beyond its control, including, among other factors, social and political unrest in Colombia, frequently interrupted telephone service and power outages, and competition from another lottery being operated in a province of Colombia in violation of Wintech's exclusive license from Ecosalud, the projected sales level was not met for the year ended June 1993. On July 1, 1993, Ecosalud adopted resolutions declaring, among other things, that the contract was in default and asserted various claims for compensation and penalties against Wintech, SGI and other shareholders of Wintech. As the Company has previously disclosed in its filings with the Commission, litigation is pending in Colombia concerning various claims among Ecosalud, Wintech and SGI, relating to the termination of the contracts with Ecosalud (the "Colombian Litigation"). Ecosalud's claims in the Colombian Litigation were for, among other things, realization on the full amount of the penalty, plus interest and costs of the bond.

         SGI has consulted with Colombian counsel and been advised that SGI has various legal defenses to Ecosalud's claims. SGI also has certain cross indemnities and undertakings from the two other privately held shareholders of Wintech for their respective shares of any liability to Ecosalud. That obligation is secured in part by a $1.5 million confirmed letter of credit in favor of SGI.

         The Colombian surety which issued a $4.0 million bond to Ecosalud under the contract paid $2.4 to Ecosalud under the bond, and made demand upon SGI for that amount under the indemnity agreement entered into by the surety and SGI. SGI declined to make or authorize any such payment and notified the surety that any payment in response to Ecosalud's demand on the bond was at the surety's risk. No assurance can be given that the other shareholders of Wintech will, or have sufficient assets to, honor their indemnity undertakings to SGI when the claims by Ecosalud against SGI and Wintech are finally resolved, in the event such claims result in any final liability.

         On April 2, 1998, Seguros brought suit against SGI in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 1:98-CV-968-CAM. The plaintiff sought $2.4 million for sums paid by Seguros to Ecosalud under the surety bond on November 1, 1994, plus interest at the Colombian bank rate of interest. SGI filed a motion to dismiss based on the Colombian statute of limitations of two years and, alternatively, sought that the case be dismissed on other grounds. Seguros filed a motion for summary judgment with the Court on May 6, 1998 seeking summary judgment on its claim in the amount of $2.4 million, plus interest.

         On September 29, 1999, the District Court issued an order in which it denied various motions of SGI, including a motion to dismiss, and granted Seguros' motion for summary judgment. On September 29, 1999, the District Court also entered judgment for Seguros in the amount of $2.4 million or the equivalent in Colombian pesos as of the judgment date, plus pre-judgment interest at a rate of 38.76% per annum, equivalent to approximately $4.6 million.

         SGI has appealed the matters covered by the District Court's order and judgment. SGI has posted an appeal bond in the amount of $7 million through its existing bonding arrangements. SGI continues to believe that it has meritorious defenses, including that the amount paid by Seguros was improperly paid because of the default by Ecosalud of its obligations to SGI, which claims remain the subject of separate litigation in Colombia.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders at any time during the fourth quarter of the year ended December 31, 1999.

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

         In July 1997, the Company adopted a shareholders rights plan which provided for the issuance to each holder of the Company's Common Stock, certain rights (the "Rights") to purchase shares of the Company's redeemable Series A Participating Cumulative Preferred Stock pursuant to the terms of a Rights Agreement. Such rights are exercisable after distribution by holders other than "Acquiring Persons" as defined in the Rights Agreement in the event of certain ownership changes and in connection with certain business combinations. The Rights may have certain anti-takeover effects. The Rights may cause substantial dilution to a person that attempts to acquire the Company without a condition to such an offer being that a substantial number of the Rights be acquired or that the Rights be redeemed or declared invalid. The Rights should not interfere with any merger or other business combination approved by the Board of Directors (under some circumstances, with the concurrence of the Continuing Directors) since the Rights may be redeemed by the Company. A copy of the Rights Agreement and a more expansive summary of the provisions thereof is set forth in the Company's Form 8-A/A with respect thereto, filed with the Commission on August 6, 1997 and in amendment there to is an exhibit to this annual report.

         The information presented under the caption "Corporate Information" on page 45 of the Company's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6      SELECTED FINANCIAL DATA

         The information presented under the caption "Five-Year Selected Financial Data" on page 14 of the Company's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 through 22 of the Company's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information set forth under the heading "Inflation, Changing Prices, Foreign Currency Fluctuations and Market Risk" appearing on pages 21 through 22 of our 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information presented under the caption's "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Shareholders' Equity", and "Notes to Consolidated Financial Statements", on pages 23 - 44 of the Company's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

PART III

ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         This information required by Item 10 is incorporated by reference from the information in Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Stockholders to be held May 19, 2000, except as to biographical information on Executive Officers which is contained in Item 1 of this Annual Report on Form 10-K.

ITEM 11     EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference from the information in Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Stockholders to be held May 19, 2000.

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated by reference from the information in Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Stockholders to be held May 19, 2000.

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference from the information in Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Stockholders to be held May 19, 2000.

                                    PART IV

ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Consolidated Financial Statements

       The following financial statements and notes thereto of Scientific Games Holdings Corp. are incorporated in Item 8 by reference from the Company's 1999 Annual Report to Shareholders:

                                                                                                            Page in Annual
                                                                                                        Report to Shareholders
                                                                                                        ----------------------

       Consolidated Statements of Income, Years ended December 31, 1999, 1998 and 1997                              23

       Consolidated Balance Sheets -- December 31, 1999 and 1998                                                     24

       Consolidated Statements of Cash Flows -- Years ended December 31, 1999, 1998 and 1997                       25

       Consolidated Statements of Shareholders' Equity, Years ended December 31, 1999, 1998 and 1997             26-27

       Notes to Consolidated Financial Statements -- December 31, 1999                                            28-43

       Report of Independent Auditors                                                                               44

(a)(2) Financial Statement Schedules

       Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Reports on Form 8-K

       No reports on Form 8-K were filed during the fourth quarter of 1999.

(a)(4) Listing of Exhibits

       The exhibits listed below are filed with or incorporated by reference into this annual report on Form 10-K.

EXHIBIT NO.     DESCRIPTION OF EXHIBIT
-----------     ----------------------
3. 1                --  Second Amended and Restated Certificate of
                        Incorporation of Scientific Games Holdings Corp. with
                        Certificate of Designation (12)
3.2                 --  Second Amended and Restated By-Laws of Scientific
                        Games Holdings Corp. (4)
10.2                --  Agreement by and between the Massachusetts State
                        Lottery Commission and Scientific Games, Inc. dated
                        December 18, 1987 and extensions thereto (1)
10.6                --  Employment Agreement ("Old Malloy Employment
                        Agreement") dated as of October 1, 1991 between
                        Scientific Games Operating Corp. (now known as
                        Scientific Games Inc.) and William G. Malloy (1)
10.7                --  Employment Agreement ("Behm Employment Agreement")
                        dated as of October 1, 1991 between Scientific Games
                        Operating Corp. (now known as Scientific Games Inc.)
                        and William F. Behm (1)
10.8                --  Employment Agreement ("Little Employment Agreement")
                        dated as of October 1, 1991 between Scientific Games
                        Operating Corp. (now known as Scientific Games Inc.)
                        and Thomas F. Little (1)
10.10               --  Form of Promissory Note evidencing loans to Management
                        Stockholders (1)

10.16               --  Second Amendment to Asset Purchase Agreement dated as
                        of October 1, 1991 between Bally Manufacturing
                        Corporation and Scientific Games Operating Corp. (now
                        known as Scientific Games Inc.) (re: earnout) (1)
10.17               --  Stockholders' Agreement dated as of July 1, 1993, as
                        amended (1)
10.18               --  Amended First 1991 Management Stock Option Plan (1)
10.19               --  Amended Second 1991 Management Stock Option Plan (1)
10.20               --  1993 Management Stock Option Plan (1)
10.21               --  Industrial Real Estate Lease dated December 4, 1984
                        between Arroyo One as Landlord and Scientific Games
                        Inc. as Tenant (Gilroy Lease), as amended (1)
10.22               --  Lease dated April 27, 1987 between Kishimura Bros. and
                        Scientific Games of California, Inc. (Scientific Games
                        of California, Inc. assigned its leasehold interest to
                        Scientific Games Operating Corp., now known as
                        Scientific Games, Inc.), as amended (1)
10.23               --  Form of Amendment to Old Malloy Employment Agreement (1)
10.24               --  Form of Amendment to Behm Employment Agreement (1)
10.25               --  Form of Amendment to Little Employment Agreement (1)
10.26               --  Instant Ticket and Associated Products and Services
                        Agreement dated May 4, 1993 by and between Georgia
                        Lottery Corporation and Scientific Games, Inc. (4)
10.31               --  Form of revised Severance Benefits Agreement (4)
10.32               --  Amendment to Amended First 1991 Management Stock Option
                        Plan (4)
10.33               --  Amendment to Amended Second 1991 Management Stock Option
                        Plan (4)
10.34               --  Amendment to 1993 Management Stock Option Plan (4)
10.35               --  First Amended and Restated 1993 Directors' Stock Option
                        Plan (4)
10.37               --  1994 Management Stock Option Plan (6)
10.38               --  1995/1996 Management Stock Option Plan (6)
10.39               --  Key Employee Restricted Stock Option Plan (6)
10.40               --  Severance Benefits Agreement dated as of May 5, 1995,
                        between Scientific Games Holdings Corp. and Cliff O.
                        Bickell (7)
10.42               --  Key Employee Restricted Stock Plan (6)
10.43               --  Form of Key Employee Restricted Stock Plan Restricted
                        Stock Award Agreement (7)
10.45               --  Instant Lottery Tickets Supply Agreement between Thomas
                        De La Rue Limited, Scientific Games Inc. and Camelot
                        Group plc, dated June 15, 1995. (3)(8)
10.46               --  Credit Agreement for Line of Credit From First Union
                        National Bank of Georgia to Scientific Games Holdings
                        Corp. and Scientific Games Inc. Dated: December 20,
                        1996 (9)
10.47               --  Rights Agreement dated as of July 10, 1997 between
                        Scientific Games Holdings Corp. and First Union
                        National Bank as Rights Agent ("the Rights Agreement")
                        (11)
10.48               --  Amended Bank Credit Agreement (12)
10.49               --  1998 Employee Stock Purchase Plan, as amended and
                        restated (12)
10.50               --  Stock Purchase Agreement dated as of April 15, 1997, by and between Scientific Games Holdings Corp. and
                        Autotote Corporation with Respect to All Outstanding
                        Capital Stock of TeleControl Kommunications - und
                        Computersysteme Gesellschaft m.b.H. (12)
10.51               --  Form of Amendment to Behm Employment Agreement (12)
10.52               --  Form of Amendment to Little Employment Agreement (12)
10.53               --  Severance Benefits and Employment agreement dated as of
                        January 1, 1999 between William G. Malloy and
                        Scientific Games Holdings Corp. (13)
10.54               --  Supply Agreement for Instant Lottery Computer Management
                        System (14)
10.55               --  First Amendment to the Rights Agreement dated October
                        15, 1999
10.56               --  3 Year/$80 million Credit Agreement From First Union
                        National Bank of Georgia to Scientific Games Holdings
                        Corp. and Scientific Games Inc. dated November 30, 1999
10.57               --  364 Day/$25 million Credit Agreement From First Union
                        National Bank of Georgia to Scientific Games Holdings
                        Corp. and Scientific Games Inc. dated November 30, 1999

11.0                --  Statement re: computation of per share earnings (loss)
13.1                --  1999 Annual Report to Shareholders pages 14 - 45
21.0                --  List of Subsidiaries of Registrant
23.0                --  Consent of Independent Auditors
27.0                --  Financial Data Schedule (for SEC use only)

--------------------
            (1) Previously filed with Registration Statement No. 33-65582, filed on July 2, 1993 or as subsequently amended on July 28, 1993, August 9, 1993 or August 20, 1993.
            (2) Previously filed with the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1993.
            (3) Portions of Exhibits 10.45 and 10.54 deemed confidential by the Company have been omitted, were filed separately with the Commission and confidential treatment has been granted for portions of these exhibits.
            (4) Previously filed with the Company's Registration Statement No. 33-75168, filed on February 11, 1994 or as subsequently amended on March 4, 1994.
            (5) Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
            (6) Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
            (7) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
            (8) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
            (9) Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
            (10) Previously filed with the Company's Current Report on Form 8-K dated April 15, 1997 and filed with the Commission on June 30, 1997.
            (11) Previously filed with the Company's Current Report of Form 8-K 8A/A dated August 6, 1997 and filed with the Commission on such date.
            (12) Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
            (13) Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
            (14) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

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

                        (viii)  Form of Amendment to Behm Employment Agreement,
                                Exhibit 10.24 (1)
                        (ix) Form of Amendment to Little Employment Agreement, Exhibit 10.25 (1)
                        (x)     Form of revised Severance Benefits Agreement,
                                Exhibit 10.31 (2)
                        (xi)    Amendment to Amended First 1991 Management
                                Stock Option Plan, Exhibit 10.32 (2)
                        (xii)   Amendment to Amended Second 1991 Management
                                Stock Option Plan, Exhibit 10.33 (2)
                        (xiii)  Amendment to 1993 Management Stock Option Plan,
                                Exhibit 10.34 (2)
                        (xiv)   1994 Management Stock Option Plan, Exhibit
                                10.37 (3)
                        (xv)    1995/1996 Management Stock Option Plan, Exhibit
                                10.38 (3)
                        (xvi) Severance Benefits Agreement dated as of May 5, 1995, between Scientific Games Holdings Corp and Cliff O. Bickell, Exhibit 10.40 (4)
                        (xvii)  Key Employee Restricted Stock Plan, Exhibit
                                10.42 (3)
                        (xviii) Form of Key Employee Restricted Stock Plan
                                Restricted Stock Award Agreement, Exhibit 10.43
                                (4)
                        (xix)   Form of Amendment to Behm Employment Agreement,
                                Exhibit 10.51 (5)
                        (xx) Form of Amendment to Little Employment Agreement, Exhibit 10.52 (5)
                        (xxi) Severance Benefits and Employment Agreement dated as of January 1, 1999 between William G. Malloy and Scientific Games Holding Corp.,
                                Exhibit 10.53 (6)

---------------

                (1) Previously filed with Registration Statement No. 33-65582, filed on July 2, 1993 or as subsequently amended on July 28, 1993, August 9, 1993 or August 20, 1993.
                (2) Previously filed with Registration Statement No. 33-75168, filed on February 11, 1994 or as subsequently amended on March 4, 1994.
                (3) Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
                (4)     Previously filed with the Company's Annual Report on
                        Form 10-Q for the quarter ended June 30, 1995.
                (5)     Previously filed with the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1997.
                (6) Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                                 SIGNATURE PAGE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Scientific Games Holdings Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Alpharetta, and State of Georgia on this 30th day of March, 1999.

                                         Scientific Games Holdings Corp.



                                         By:  /s/ William G. Malloy
                                            -----------------------------------
                                         William G. Malloy, Chairman
                                         of the Board, President, and
                                         Chief Executive Officer

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

Signature                                   Title                                       Date
---------                                   -----                                       ----



/s/ William G. Malloy                       Chairman of the Board, President,           March 30, 2000
------------------------------------        and Chief Executive Officer
William G. Malloy                           (Principal Executive Officer)



/s/ Cliff O. Bickell                        Chief Financial Officer,                    March 30, 2000
------------------------------------        Vice President and Treasurer
Cliff O. Bickell                            (Principal Financial and Accounting
                                            Officer)



/s/ Paul F. Balser                          Director                                    March 30, 2000
------------------------------------
Paul F. Balser



/s/ William F. Behm                         Director                                    March 30, 2000
------------------------------------
William F. Behm



/s/ Mark E. Jennings                        Director                                    March 30, 2000
------------------------------------
Mark E. Jennings




/s/ Frank S. Jones                          Director                                    March 30, 2000
------------------------------------
Frank S. Jones



/s/ Edith K. Manns                          Director                                    March 30, 2000
------------------------------------
Edith K. Manns



/s/ Dennis L. Whipple                       Director                                    March 30, 2000
------------------------------------
Dennis L. Whipple