Form 10-Q
period 2000-03-31
SCIENTIFIC GAMES HOLDINGS CORP
filed 2000-05-12
CIK 880174

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  -----------

                                    FORM 10-Q

(MARK ONE)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
-----    THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED        MARCH 31, 2000
                               -------------------------------------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
-----    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________________ TO ____________________________

                      COMMISSION FILE NUMBER      000-22298
                                               ----------------

                         SCIENTIFIC GAMES HOLDINGS CORP.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                          13-3615274
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF          (IRS IDENTIFICATION NO.)
   EMPLOYER)

1500 BLUEGRASS LAKES PARKWAY, ALPHARETTA, GEORGIA        30004
-----------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)


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


                                              YES             NO
                                                  -------        -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 11,414,199 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE, AS OF MAY 11, 2000.

                         PART I - FINANCIAL INFORMATION


                                                                           Page No.
                                                                           --------

Item 1.   Consolidated Condensed Financial Statements

          Consolidated Condensed Balance Sheets
               March  31, 2000 and  December 31, 1999.............................4

          Consolidated Condensed Statements of Income
               Three-month period ended March 31, 2000
               and March 31, 1999.................................................5

          Consolidated Condensed Statements of Cash Flows
               Three-month period ended March 31, 2000
               and March 31, 1999.................................................6

          Notes to Consolidated Condensed Financial Statements....................7


Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations...............................11


                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings......................................................15

Item 6.   Exhibits and Reports on Form 8-K.......................................15

SIGNATURES.......................................................................15


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         SCIENTIFIC GAMES HOLDINGS CORP.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)



                                                                  March 31,     December
                                                                     2000         1999
                                                                  ---------     --------
                            ASSETS                               (unaudited)       (1)

CURRENT ASSETS:
  Cash and cash equivalents ....................................     26,098       14,775
  Trade receivables ............................................     45,118       48,655
  Inventories ..................................................     16,705       15,281
  Prepaid expenses and other current assets ....................      3,349        2,706
  Deferred income tax benefits .................................      1,074        1,053
                                                                   --------     --------
Total current assets ...........................................     92,344       82,470

PROPERTY, SYSTEMS AND EQUIPMENT, AT COST:
  Land .........................................................      2,404        2,404
  Buildings ....................................................     12,535       12,535
  Leasehold improvements .......................................      2,858        2,367
  Production, systems and other equipment ......................    114,259      112,884
  Construction-in-progress .....................................     19,826       12,089
                                                                   --------     --------
                                                                    151,882      142,279
  Less accumulated depreciation and amortization ...............    (72,278)     (69,324)
                                                                   --------     --------
                                                                     79,604       72,955

OTHER ASSETS:
  Goodwill, net of amortization ................................     30,392       31,473
  Other assets .................................................     21,873       16,735
                                                                   --------     --------
                                                                    224,213      203,633
                                                                   ========     ========


            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .............................................     14,707       15,912
  Accrued liabilities ..........................................     25,972       23,397
  Income taxes payable .........................................      2,216        1,827
                                                                   --------     --------
      Total current liabilities ................................     42,895       41,136

LONG-TERM LIABILITIES:
  Credit Facilities ............................................     35,307       23,547
  Other long-term liabilities ..................................      5,707        5,677
  Deferred income taxes payable ................................      7,966        6,727
  Minority interest in consolidated subsidiaries ...............      3,091        3,004

STOCKHOLDERS' EQUITY:
  Common stock par value $.001 per share:
    shares authorized: 25,750,000;
    issued and outstanding shares: 11,923,399 at March
    31, 2000 and 11,915,702 at December 31, 1999 ...............         12           12
  Additional paid-in capital ...................................     66,126       66,060
  Accumulated earnings .........................................     68,825       66,689
  Accumulated other comprehensive income .......................      2,318       (1,198)
  Treasury stock, at cost - 509,200 shares at March 31, 2000 ...     (8,034)      (8,021)
                                                                   --------     --------
      Total stockholders' equity ...............................    129,247      123,542
                                                                   --------     --------
                                                                    224,213      203,633
                                                                   ========     ========

(1) Derived from audited financial statements

    See accompanying notes.

                         SCIENTIFIC GAMES HOLDINGS CORP.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                          Three-month period
                                                            ended March 31,
                                                        2000               1999
                                                      --------           --------

Revenues ........................................     $ 59,063           $ 52,665
Cost of revenues ................................       39,643             33,718
                                                      --------           --------
                                                        19,420             18,947

Selling, general and administrative expenses ....        8,548              6,742
Depreciation and amortization ...................        4,568              4,071

Plant closure costs .............................        2,517                  0
                                                      --------           --------

Operating income ................................        3,787              8,134

Other income (expense):
      Interest income ...........................          193                 90
      Other (expense)/income ....................            8                  5
      Gain/(loss) on foreign currency ...........         (294)               448
      Interest expense ..........................          285                167
      Minority interest elimination .............          (58)              (429)
                                                      --------           --------

Income before income taxes ......................        3,351              8,081

Income tax expense ..............................        1,216              3,075
                                                      --------           --------

Net income ......................................     $  2,135           $  5,006
                                                      ========           ========

Basic net income per common share ...............     $   0.19           $   0.42
                                                      ========           ========
Diluted net income per common share .............     $   0.19           $   0.42
                                                      ========           ========

Average common shares outstanding - basic .......       11,411             11,883
Dilutive effect of stock options and
    non-vested restricted stock awards ..........          105                113
                                                      --------           --------
Average common shares outstanding-diluted .......       11,516             11,996
                                                      ========           ========



See accompanying notes.

                         SCIENTIFIC GAMES HOLDINGS CORP.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                                        Three-month period
                                                                          ended March 31,
                                                                      2000               1999
                                                                    --------           --------

CASH FLOW PROVIDED BY OPERATING ACTIVITIES
    Net income ...............................................      $  2,135           $  5,006
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Depreciation ........................................         3,269              2,826
         Amortization of intangibles .........................         1,299              1,245
         Loss (gain) on disposal of property and equipment ...             8                (12)
         Stock compensation expense ..........................            16                 15
         Minority interest ...................................            58                236
         Deferred income taxes ...............................           (32)               190
         Changes in operating assets and liabilities:
              Accounts receivable ............................         3,243             (5,247)
              Inventories ....................................        (1,449)              (373)
              Accounts payable ...............................        (1,138)            (2,622)
              Other ..........................................         2,404              7,019
                                                                    --------           --------
       Net cash provided by operating activities .............         9,813              8,283

CASH FLOWS USED IN INVESTING ACTIVITIES
    Proceeds from sales of property and equipment ............            29                  3
    Purchases of property, systems and equipment .............       (10,464)            (1,849)
                                                                    --------           --------
       Net cash used in investing activities .................       (10,435)            (1,846)

CASH FLOWS USED IN FINANCING ACTIVITIES
    Borrowings under credit facilities .......................        18,229              6,064
    Payments on credit facilities and other long-term debt ...        (6,205)            (8,418)
    Repurchase of common stock ...............................           (13)                 0
    Proceeds of exercise of common stock options .............             4                  4
                                                                    --------           --------
       Net cash provided by (used in) financing activities ...        12,015             (2,350)

EFFECT OF EXCHANGE RATE CHANGES ON CASH ......................           (70)            (1,204)
                                                                    --------           --------
NET INCREASE IN CASH AND CASH EQUIVALENTS ....................        11,323              2,883

CASH AND CASH EQUIVALENTS, beginning of period ...............        14,775              9,270
                                                                    --------           --------
CASH AND CASH EQUIVALENTS, end of period .....................      $ 26,098           $ 12,153
                                                                    ========           ========

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
    Cash paid for interest ...................................      $    182           $    138
                                                                    ========           ========

See accompanying notes.

                         SCIENTIFIC GAMES HOLDINGS CORP.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1.           Basis of Presentation

                  The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statement disclosures contained in the Company's 1999 Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments considered necessary for a fair presentation (which were of a normal, recurring nature) have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. Certain prior period amounts have been reclassified to conform with the current balance sheet presentation.

Note 2.           Inventories

                  Inventories consist principally of instant lottery tickets, materials related to their production and certain electronic components related to Systems terminals which are valued at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following at:


                                                March 31,       December 31,
                                                   2000             1999
                                                ---------       ------------
                                                      (In Thousands)

              Finished goods ...............     $ 9,857          $ 8,633
              Work-in-process ..............       2,426            2,075
              Raw materials ................       4,422            4,573
                                                 -------          -------
                                                 $16,705          $15,281
                                                 =======          =======

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

         The Colombian surety, which issued a $4.0 million bond to Ecosalud under the contract, paid $2.4 to Ecosalud under the bond, and made demand upon SGI for that amount under the indemnity agreement entered into by the surety and SGI. SGI declined to make or authorize any such payment and notified the surety that any payment in response to Ecosalud's demand on the bond was at the surety's risk. No assurance can be given that the other shareholders of Wintech will, or have sufficient assets to, honor their indemnity undertakings to SGI when the claims by Ecosalud against SGI and Wintech are finally resolved, in the event such claims result in any final liability.

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

         In addition to vigorously prosecuting its appeal of the District Court's order and judgment, SGI continues to vigorously defend the Colombian litigation and has been advised by counsel that SGI has various defenses on the merits as well as procedural defenses to the litigation (which it has asserted). Nevertheless, it is not possible to determine the exact/ultimate outcome of the appeal of the order and judgment granted to Seguros or the outcome of any litigation in Colombia. While it is not feasible to predict or determine the final outcome of these proceedings, management, based on the knowledge of the related facts and circumstances, believes that any potential losses will not result in a materially adverse effect on the Company's financial position, results of operations, liquidity or capital resources.


Note 4.           Comprehensive Income

                  Total comprehensive income was $5.7 million for three-month period ended March 31, 2000 and $4.8 million the three-month period ended March 31, 1999.

Note 5.           Credit Facilities

                  The Company has two credit facilities, an $80 million revolving credit facility with four banks which expires November 30, 2002 and a $25 million revolving 364-day credit facility with a single bank that expires on November 29, 2000. (Refer to the Company's 10-K for the year ended December 31, 1999 for a description of the Company's credit facilities). Net borrowings under the credit facilities were $35.3 million at March 31, 2000.

Note 6.           Segment Information



                                                               THREE MONTH PERIOD
                                                                ENDED MARCH 31
          (In thousands)                                    2000               1999
                                                          ---------------------------

          Revenue from external customers:
             Instant Ticket and Related Services          $ 52,560           $ 40,756
                Intersegment Revenue                        (1,908)            (1,669)
             Systems                                         6,402             11,893
                Intersegment Revenue                         1,908              1,669
             Corporate                                         101                 16
                                                          ---------------------------
          Total revenue from external customers           $ 59,063           $ 52,665
                                                          ===========================


          Operating income
             Instant Ticket and Related Services          $  9,666           $  7,875
             Systems                                        (3,034)             2,924
             Corporate                                      (2,845)            (2,665)
                                                          ---------------------------
          Total operating income                             3,787              8,134
             Interest income (expense), net                    (92)               (77)
             Other                                            (344)                24
                                                          ---------------------------
          Income before income tax                        $  3,351           $  8,081
                                                          ===========================


Note 7.           Plant Closure

         On January 28, 2000, the Company announced plans to consolidate its printing operations by expanding its Alpharetta, Georgia facility and closing its instant ticket printing operation in Gilroy, California. The severance and stay incentive plan was announced to the employees on January 27, 2000. A total of $2.5 million in closure costs were expensed in the quarter ended March 31, 2000 of which $2.5 million was reserved in accrued liabilities at March 31, 2000. These costs consisted of severance, stay incentives, lease termination and asset write-downs. There are approximately 130 employees that will be terminated including both production and support employees at the plant. The plant is expected to close on or about July 31, 2000. No charges were taken against the reserve during the quarter ended March 31, 2000.

                         SCIENTIFIC GAMES HOLDINGS CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         Our revenues are generated primarily from sales of our products and services to governmentally operated or sanctioned lotteries worldwide and, to a lesser extent, non-lottery related entities both in the United States and worldwide. We categorize our sales into two main segments: (1) Instant Ticket and Related Services and (2) Systems.

         In the Instant Ticket and Related Services segment, we primarily supply game design, sales and marketing support, instant ticket manufacturing and delivery, inventory management and distribution, and retailer telemarketing and field services to our customers. In addition, this segment includes promotional instant tickets and pull-tab tickets that we sell to both lottery and non-lottery customers and prepaid phone cards sold to telecommunications companies.

         In the Systems segment, we primarily supply transaction processing software that accommodates instant ticket accounting and validation and on-line lottery games, point-of-sale terminal hardware which connects to these systems, central site computers and communication hardware which run these systems, and ongoing support and maintenance services for these products. This segment also includes software, hardware and support for sports betting and credit card processing systems.

         Instant Ticket and Related Services revenues are generally based on a price per 1,000 tickets delivered or based upon a percentage of the lottery's sales to the public over a contract period. Systems revenues may be based on a fixed price for the product or service or based upon a percentage of the lottery's sales to the public over a contract period.

         For the period January 1, 2000 through March 31, 2000, we have:

         - received an extension on our current Instant Ticket and Related Services contracts with the Kentucky Lottery Corporation through September, 2002.

         - been awarded a new three-year contract, with an option for an additional three-year extension, to provide Instant Tickets and Related Services to the Washington State Lottery.

         - been awarded a new four-year contract, with an option for an additional one-year extension, to provide Instant Tickets and Related Services to the Colorado Lottery.

         - been awarded a new two-year secondary supply contract, with an option for three additional one-year extensions, to provide Instant Tickets and Related Services to the Minnesota Lottery.

RESULTS OF OPERATIONS

Three-month period ended March 31, 2000 compared to three-month period ended March 31, 1999.

         Revenues for the three-month period ended March 31, 2000 increased $6.4 million, or 12.1%, over the revenues for the three-month period ended March 31, 1999. The increase was primarily due to increased Instant Tickets and Related Services revenues of approximately $11.6 million, which represented a 29.6% increase for the segment. This increase was mostly due to an $8.3 million increase in sales of international pre-paid telephone cards, which represented a 286% increase over same period last year for this product. Partially offsetting this increase for the period was a $5.2 million decrease in revenues from the Systems segment due to lower sales of new systems to international customers. Instant Ticket and Related Services revenues accounted for approximately 85.8% and 74.2% of our total revenues for the three-month periods ended March 31, 2000 and 1999, respectively.

         On a comparative basis, gross margin increased $473,000, or 2.5%, while gross margin as a percentage of revenues decreased to 32.9% from 36.0% for the periods ended March 31, 2000 and 1999, respectively. The dollar margin increase was primarily due to the increased sales volumes of pre-paid telephone cards. The percentage margin decline was mainly attributable to lower equivalent sales prices charged on certain instant ticket lottery contracts awarded or extended and a decrease in Systems sales, offset in part by continued efficiency improvements and additional sales of pre-paid telephone cards. The lower equivalent sales prices were a result of competitive pricing pressures in the lottery industry.

         Selling, general and administrative (SG&A) expenses increased $1.8 million, or 26.8%, for the period ended March 31, 2000 over the same period of 1999. SG&A expenses increased as a percentage of revenues to 14.5% from 12.8%. The increase was due primarily to severance costs related to a management re-organization and higher selling, general and administrative expenses required to support increased sales activity in new and existing markets, including pre-paid telephone cards.

         Depreciation and amortization expense increased for the three-month period ended March 31, 2000 by $497,000 or 12.2% over the comparable period of 1999 due primarily to additional depreciation expenses from capital expenditures to support the growth in pre-paid telephone demand and for new Instant Ticket and Related Services operations.

         The one-time plant closure costs of $2.5 million recorded during the current quarter are for the planned closure of our instant ticket manufacturing facility in Gilroy, California. This closure became necessary due to our decision to consolidate U.S. based production in our Alpharetta, Georgia facility, which is being expanded to accommodate a state-of-the-art printing press. Once operational, we believe this consolidation and equipment upgrade will produce cost savings as well as increase our production capabilities.

         Interest income for the three-month period ended March 31, 2000 increased $103,000, or 114.4%, compared to the three-month period ended March 31, 1999. The increase was attributable to higher average cash and cash equivalents balances in the current period than in the same comparable period of 1999.

         Gain/(loss) on foreign currency for the three-month period ended March 31, 2000 resulted in a loss of $294,000 compared with a gain of $448,000 for the same period in 1999. The loss primarily resulted from the negative exchange rate effect of the strengthening U.S. dollar on certain assets denominated in foreign currency.

         Interest expense for the three-month period ended March 31, 2000 increased $118,000 from the three-month period ended March 31, 1999. The increase was primarily due to an increase in the average balance outstanding under one of our credit facilities compared to the prior period.

         The effective income tax rate for the three-month ended March 31, 2000 was 36.3% as compared to 38.1% for the three-month period ended March 31, 1999. The lower effective tax rate was primarily the result of adjustments to tax liabilities, due to the favorable resolution of certain contingencies.

         As a result of the foregoing, net income for the three-month period ended March 31, 2000 was $2.1 million compared to $5.0 million for the period ended March 31, 1999. The decrease in net income of $2.9 million was due primarily to the one-time plant closing costs, severance costs, and competitive pricing pressures discussed above. Net income without the one-time plant closing and severance costs would have been $4.1 million.

         Earnings per common share (diluted) for the three-month period ended March 31, 2000 were $0.19 compared to $0.42 for the comparable period in 1999. The decrease in earnings per common share was primarily due to the one-time plant closing costs, severance costs, and competitive pricing pressures. Partially offsetting the decrease was a reduction in the weighted average number of common equivalent shares outstanding, resulting from our repurchase of shares of our common stock during 1999. Earnings per common share without the one-time plant closing and severance costs would have been $.36.



LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents balance increased by approximately $11.3 million during the three-month period ended March 31, 2000, primarily through net borrowings under one of our credit facilities.

         For the three-month period ended March 31, 2000, net cash provided by operating activities increased by $1.5 million to $9.8 million from $8.3 million for the comparable period in 1999. The primary contributions to cash from operating activities during the period were net income and depreciation and amortization.

         Net cash used in investing activities for the three-month period ended March 31, 2000 increased to $10.4 million from $1.8 million for the same period in the prior year. These investments were mostly in property and equipment for our Alpharetta, Georgia and Leeds, England operations and primarily related to consolidation and expansion projects that were begun in 1999 and which will continue through the fourth quarter of 2000.

         The Company's financing activities generated cash of $12.0 million for the three-month period ended March 31, 2000 and used cash of $2.4 million in the three-month period ended March 31, 1999. As a result of a net increase in borrowings for anticipated future capital expenditure requirements during the current quarter, the balance outstanding under one of our credit facilities at March 31, 2000 was $35.3 million.

         While we estimate we will spend over $45 million in capital expenditures in the current year, we believe that the availability of funds under our credit facilities, cash flows from operations and our ability to obtain alternative sources of financing will permit us to fund our operations, working capital requirements and obligations, as well as other potential investment or business opportunities. In the event we have additional capital requirements for new business opportunities, we believe we have the ability to obtain additional capital from the capital markets.


IMPACT OF YEAR 2000

         Refer to the Company's Form 10-K for the year ended December 31, 1999 for a description of the Company's Year 2000 ("Y2K") program, estimated Y2K costs and contingency planning, with respect to which there have been no further developments.


FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains certain statements and projections (including statements concerning plans and objectives of management for future operations and services and statements concerning revenue expectations), other than those covering historical information, that should be considered forward-looking and subject to certain risks and uncertainties. Such forward-looking statements are based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the plans envisioned in, or results projected by, those statements if the Company's assumptions prove to be incorrect or for a variety of other reasons, including those relating to factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as part of a Cautionary Statement for purposes of such safe harbor. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

PART II - OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

          Refer to the Company's Form 10-K for the year-ended December 31, 1999 for a description of pending legal proceedings, with respect to which there have been no further developments.


ITEMS 2,3,4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits

          #27           Financial Data Schedule (for SEC use only)


    (b)   Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 2000.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SCIENTIFIC GAMES HOLDINGS CORP.



Date:  May 12, 2000                  By:   /s/WILLIAM G. MALLOY
                                          --------------------------------------
                                              William G. Malloy
                                              President and
                                              Chief Executive Officer


Date:  May 12, 2000                  By:      /s/CLIFF O. BICKELL
                                          --------------------------------------
                                                 Cliff O. Bickell
                                                 Vice President, Treasurer,
                                                 and Chief Financial Officer