Form 10-Q
period 2000-06-30
SCIENTIFIC GAMES HOLDINGS CORP
filed 2000-08-14
CIK 880174

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------

                                   FORM 10-Q

(MARK ONE)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED               JUNE 30, 2000
                               -------------------------------------------------

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO
                               --------------   --------------------------------

                        COMMISSION FILE NUMBER 000-22298
                                              -----------

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 11,938,082 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE, AS OF AUGUST 10, 2000.

                         PART I - FINANCIAL INFORMATION

                                                                       Page No.
                                                                       --------

Item 1.  Consolidated Condensed Financial Statements

         Consolidated Condensed Balance Sheets
              June 30, 2000 and December 31, 1999 ..................      4

         Consolidated Condensed Statements of Income
              Three-month period ended June 30, 2000
              and June 30, 1999
              Six-month period ended June 30, 2000
              and June 30, 1999 ....................................      5

         Consolidated Condensed Statements of Cash Flows
              Six-month period ended June 30, 2000
              and June 30, 1999 ....................................      6

         Notes to Consolidated Condensed Financial Statements ......      7


Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations ..................     11


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .........................................     17

Item 5.  Other Events ..............................................     17

Item 6.  Exhibits and Reports on Form 8-K ..........................     17

SIGNATURES .........................................................     18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        SCIENTIFIC GAMES HOLDINGS CORP.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                         June 30,         December 31,
                                                                           2000               1999
                                                                        ---------         ------------
                                   ASSETS                              (unaudited)             (1)

CURRENT ASSETS:
  Cash and cash equivalents ..................................          $  11,296           $  14,775
  Trade receivables ..........................................             46,669              48,655
  Inventories ................................................             15,648              15,281
  Prepaid expenses and other current assets ..................              3,500               2,706
  Income taxes receivable ....................................                 74                  --
  Deferred income tax benefits ...............................              1,100               1,053
                                                                        ---------           ---------
         Total current assets ................................             78,287              82,470

PROPERTY, SYSTEMS AND EQUIPMENT, AT COST:
  Land .......................................................              5,024               2,404
  Buildings ..................................................             12,405              12,535
  Leasehold improvements .....................................              3,016               2,367
  Production, systems and other equipment ....................            115,650             112,884
  Construction-in-progress ...................................             25,759              12,089
                                                                        ---------           ---------
                                                                          161,854             142,279
  Less accumulated depreciation and amortization .............            (75,407)            (69,324)
                                                                        ---------           ---------
                                                                           86,447              72,955
OTHER ASSETS
   Goodwill, net of amortization .............................             29,819              31,473
   Other assets ..............................................             18,462              16,735
                                                                        ---------           ---------

                                                                        $ 213,015           $ 203,633
                                                                        =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ...........................................          $  13,457           $  15,912
  Accrued liabilities ........................................             25,125              23,397
  Income taxes payable .......................................                 --               1,827
                                                                        ---------           ---------
         Total current liabilities ...........................             38,582              41,136

LONG-TERM LIABILITIES:
   Credit facilities .........................................             28,900              23,547
   Other long-term liabilities ...............................              5,364               5,677
   Deferred income taxes payable .............................              7,471               6,727
   Minority interest in consolidated subsidiaries ............              3,238               3,004

STOCKHOLDERS' EQUITY:
  Common stock par value $.001 per share:
    shares authorized: 25,750,000;
    issued and outstanding shares: 11,924,151 at June 30,
    2000 and 11,915,702 at December 31, 1999 .................                 12                  12
  Additional paid-in capital .................................             66,144              66,060
  Accumulated earnings .......................................             72,337              66,689
  Accumulated other comprehensive income .....................               (999)             (1,198)
  Treasury stock, at cost - 509,200 shares at June 30,
  2000 and December 31, 1999 .................................             (8,034)             (8,021)
                                                                        ---------           ---------
         Total stockholders' equity ..........................            129,460             123,542
                                                                        ---------           ---------
                                                                        $ 213,015           $ 203,633
                                                                        =========           =========

(1) Derived from audited financial statements

    See accompanying notes.

                        SCIENTIFIC GAMES HOLDINGS CORP.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                       Three-month period                   Six-month period
                                                         ended June 30,                      ended June 30,
                                                      2000             1999              2000              1999
                                                    --------         --------         ---------         ---------

Revenues .........................................  $ 61,448         $ 57,125         $ 120,511         $ 109,790
Cost of revenues .................................    42,973           35,576            82,616            69,294
                                                    --------         --------         ---------         ---------
                                                      18,475           21,549            37,895            40,496

Selling, general and administrative expenses .....     7,510            7,617            16,058            14,357
Depreciation and amortization ....................     4,856            4,822             9,424             8,894

Plant closure costs ..............................       309                _             2,826                 _
                                                    --------         --------         ---------         ---------

Operating income .................................     5,800            9,110             9,587            17,245

Other income (expense):
    Interest income ..............................       175              189               368               279
    Other income .................................        70               25                78                30
    Gain/(loss) on foreign currency ..............       (14)            (174)             (308)              273
    Interest expense .............................       337              235               622               402
    Minority interest elimination ................      (118)            (287)             (176)             (716)
                                                    --------         --------         ---------         ---------

Income before income taxes .......................     5,576            8,628             8,927            16,709

Income tax expense ...............................     2,062            3,198             3,278             6,273
                                                    --------         --------         ---------         ---------

Net income .......................................  $  3,514         $  5,430         $   5,649         $  10,436
                                                    ========         ========         =========         =========

Basic net income per common share ................  $   0.31         $   0.46         $    0.50         $    0.88
                                                    ========         ========         =========         =========
Diluted net income per common share ..............  $   0.30         $   0.45         $    0.49         $    0.87
                                                    ========         ========         =========         =========

Average common shares outstanding - basic ........    11,415           11,885            11,411            11,885
Dilutive effect of stock options and
   non-vested restricted stock awards ............       163              108               124               108
                                                    --------         --------         ---------         ---------
Average common shares outstanding-diluted ........    11,578           11,993            11,535            11,993
                                                    ========         ========         =========         =========



See accompanying notes.

                        SCIENTIFIC GAMES HOLDINGS CORP.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)





                                                                    Six-month period
                                                                     ended June 30,
                                                                  2000             1999
                                                                --------         --------

CASH FLOW PROVIDED BY OPERATING ACTIVITIES
  Net income ...........................................        $  5,649         $ 10,436
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation .....................................           6,645            5,838
      Amortization .....................................           2,778            3,056
      Gain on disposal of property and equipment .......            (521)             (12)
      Stock compensation expense .......................              35               31
      Minority interest ................................             118              348
      Deferred income taxes ............................             (32)             257
      Changes in operating assets and liabilities:
         Accounts receivable ...........................           1,745          (12,752)
         Inventories ...................................            (526)            (527)
         Accounts payable ..............................          (2,400)             435
         Other .........................................            (288)           3,520
                                                                --------         --------
     Net cash provided by operating activities .........          13,203           10,630

CASH FLOWS USED IN INVESTING ACTIVITIES
  Proceeds from sales of property and equipment ........             442              120
  Purchases of property and equipment ..................         (22,270)          (5,956)
                                                                --------         --------
     Net cash used in investing activities .............         (21,828)          (5,836)

CASH FLOWS USED IN FINANCING ACTIVITIES
  Borrowings under credit facilities ...................          23,891           21,265
  Payments on bank credit facilities ...................         (18,000)         (19,771)
  Repurchase of common stock ...........................             (13)              --
  Proceeds of exercise of common stock options .........               4                8
                                                                --------         --------
     Net cash provided by financing activities .........           5,882            1,502


EFFECT OF EXCHANGE RATE CHANGES ON CASH ................            (736)          (1,834)
                                                                --------         --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...          (3,479)           4,462

CASH AND CASH EQUIVALENTS, beginning of period .........          14,775            9,270
                                                                --------         --------
CASH AND CASH EQUIVALENTS, end of period ...............        $ 11,296         $ 13,732
                                                                ========         ========

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
  Cash paid for interest ...............................        $    460         $    318
                                                                ========         ========

See accompanying notes.

                        SCIENTIFIC GAMES HOLDINGS CORP.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)


Note 1.           Basis of Presentation

                  The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statement disclosures contained in the Company's 1999 Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments considered necessary for a fair presentation (which were of a normal, recurring nature) have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

Note 2.           Inventories

                  Inventories consist principally of instant lottery tickets, materials related to their production and certain electronic components related to Systems terminals which are valued at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following at:

                                                  June 30,       December 31,
                                                    2000            1999
                                                  --------       -----------
                                                       (In Thousands)

               Finished goods ..........          $ 9,015          $ 8,633
               Work-in-process .........            1,915            2,075
               Raw materials ...........            4,718            4,573
                                                  -------          -------
                                                  $15,648          $15,281
                                                  =======          =======


Note 3.           Contingencies

                  As initially reported in July 1993 and periodically reported thereafter, the Company's Scientific Games Inc. ("SGI") subsidiary owns a minority interest in Wintech de Colombia S.A. ("Wintech"), which formerly operated the Colombian national lottery under contract with Empresa Colombiana de Recursos para la Salud, S.A. ("Ecosalud"), an agency of the Colombian government. The contract projected that

Note 3.           Contingencies continued

         certain levels of lottery ticket sales would be attained and provided a penalty against Wintech, SGI and the other shareholders of Wintech of up to $5.0 million if such performance levels of lottery ticket sales were not achieved. In addition, with respect to a further guarantee of performance under the contract with Ecosalud, SGI delivered to Ecosalud a $4.0 million bond issued by a Colombian surety, Seguros del Estado ("Seguros"). Wintech started the instant lottery in Colombia, but, due to difficulties beyond its control, including, among other factors, social and political unrest in Colombia, frequently interrupted telephone service and power outages, and competition from another lottery being operated in a province of Colombia in violation of Wintech's exclusive license from Ecosalud, the projected sales level was not met for the year ended June 1993. On July 1, 1993, Ecosalud adopted resolutions declaring, among other things, that the contract was in default and asserted various claims for compensation and penalties against Wintech, SGI and other shareholders of Wintech. As the Company has previously disclosed in its filings with the Commission, litigation is pending in Colombia concerning various claims among Ecosalud, Wintech and SGI, relating to the termination of the contracts with Ecosalud (the "Colombian Litigation"). Ecosalud's claims in the Colombian Litigation were for, among other things, realization on the full amount of the penalty, plus interest and costs of the bond.

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

         On April 2, 1998, Seguros brought suit against SGI in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action No. 1:98-CV-968-CAM. The plaintiff sought $2.4 million for sums paid by Seguros to Ecosalud under the surety bond on November 1, 1994, plus interest at the Colombian bank rate of

Note 3.           Contingencies continued

         interest. SGI filed a motion to dismiss based on the Colombian statute of limitations of two years and, alternatively, sought that the case be dismissed on other grounds. Seguros filed a motion for summary judgment with the Court on May 6, 1998 seeking summary judgment on its claim in the amount of $2.4 million, plus interest.

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


Note 4.           Comprehensive Income

                           Total comprehensive income was $195,000 and $5.8 million for the three-month and six-month periods ended June 30, 2000 and $5.4 million and $10.0 million for the three-month and six-month periods ended June 30, 1999, respectively.

Note 5.           Credit Facilities

         The Company has two credit facilities, an $80 million revolving credit facility with four banks which expires November 30, 2002 and a $25 million revolving 364-day credit facility with a single bank that expires on November 29, 2000. (Refer to the Company's 10-K for the year ended December 31, 1999 for a description of the Company's credit facilities). Net borrowings under the credit facilities were $28.9 million at June 30, 2000.

Note 6.           Segment Information


OPERATING SEGMENT INFORMATION                    THREE MONTH PERIOD                   SIX MONTH PERIOD
                                                    ENDED JUNE 30                      ENDED JUNE 30
(In thousands)                                  2000             1999              2000              1999
                                              --------         --------         ---------         ---------

Revenue from external customers:
   Instant Ticket and Related Services        $ 54,312         $ 45,917         $ 106,872         $  86,673
      Intersegment Revenue                      (1,876)          (1,896)           (3,784)           (3,565)
   Systems                                       7,250           11,161            13,652            23,054
      Intersegment Revenue                       1,876            1,896             3,784             3,565
   Corporate                                      (114)              47               (13)               63
                                              --------         --------         ---------         ---------
Total revenue from external customers           61,448           57,125           120,511           109,790
                                              ========         ========         =========         =========


Operating income
   Instant Ticket and Related Services           9,302            9,729            18,968            17,604
   Systems                                        (476)           2,807            (3,510)            5,731
   Corporate                                    (3,026)          (3,426)           (5,871)           (6,090)
Total operating income                           5,800            9,110             9,587            17,245
   Interest expense, net                          (164)             (46)             (254)             (123)
   Other                                           (60)            (436)             (406)             (413)
                                              --------         --------         ---------         ---------
Income before income tax                      $  5,576         $  8,628         $   8,927         $  16,709
                                              ========         ========         =========         =========



Note 7.           Plant Closure

         On January 28, 2000, the Company announced plans to consolidate its printing operations by expanding its Alpharetta, Georgia facility and closing its instant ticket printing operation in Gilroy, California. The severance and stay incentive plan was announced to the employees on January 27, 2000. A total of $309,000 and $2.8 million in closure costs were expensed for the quarter and six months ended June 30, 2000, respectively. The reserve in accrued liabilities was $2.4 million at June 30, 2000. These costs consisted of severance, stay incentives, lease termination and asset write-downs. There are approximately 130 employees that will be terminated including both production and support employees at the plant. The plant stopped printing operations on July 26, 2000 and will cease total operations by the end of August 2000. There were $185,000 in charges taken against the reserve during the quarter ended June 30, 2000.

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

         For the period January 1, 2000 through June 30, 2000, we have:

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

- been awarded a new three-year contract, with an option for two additional one-year extensions, to provide Instant Tickets and Related Services to the West Virginia Lottery.

- been awarded a new three-year contract, with an option for two additional one-year extensions, to provide Instant Tickets and Related Services to the South Dakota Lottery.

- received one-year extensions on our Instant Ticket and Related Services contracts with the Illinois, New York and New Mexico Lotteries.



RESULTS OF OPERATIONS

Three-month period ended June 30, 2000 compared to three-month period ended June 30, 1999.

         Revenues for the three-month period ended June 30, 2000 increased $4.3 million, or 7.6%, over the revenues for the three-month period ended June 30, 1999. The increase was primarily due to increased Instant Tickets and Related Services revenues of approximately $8.4 million, which represented a 19.1% increase for the segment. This increase was mostly due to an $6.8 million increase in sales of international pre-paid telephone cards, which represented a 185% increase over the same period last year for this product. Partially offsetting the increase for the period was a $3.9 million decrease in revenues from the Systems segment due to lower sales of new systems to international customers. Instant Ticket and Related Services revenues accounted for approximately 85.3% and 77.1% of our total revenues for the three-month periods ended June 30, 2000 and 1999, respectively.

         On a comparative basis, gross margin decreased $3.1 million, or 14.3%, while gross margin as a percentage of revenues decreased to 30.1% from 37.7% for the three-month periods ended June 30, 2000 and 1999, respectively. The margin decrease expressed in dollars was primarily due to the decreased sales volumes in the Systems segment. The percentage margin decline was mainly attributable to lower equivalent sales prices charged on certain instant ticket lottery contracts awarded or extended and the decrease in Systems sales, offset in part by continued efficiency improvements and additional sales of pre-paid telephone cards. The lower equivalent sales prices were a result of competitive pricing pressures in the lottery industry.

         Selling, general and administrative (SG&A) expenses decreased $107,000, or 1.4%, for the three-month period ended June 30, 2000 from the same period of 1999. SG&A expenses decreased as a percentage of revenues to 12.2% from 13.3%.

         Depreciation and amortization expense increased for the three-month period ended June 30, 2000 by $34,000, or 0.7%, over the comparable period of 1999.

         Plant closure costs, including related severance costs, of $309,000 recorded during the current quarter are for the planned closure of our instant ticket manufacturing facility in Gilroy, California. This closure resulted from our decision to consolidate U.S. based production in our Alpharetta, Georgia facility, which is being expanded to accommodate a state-of-the-art printing press. Once the new press is operational, we believe the facility consolidation and equipment upgrade will produce cost savings as well as increase our production capabilities.

         Interest income for the three-month period ended June 30, 2000 decreased $14,000, or 7.4%, compared to the three-month period ended June 30, 1999. The decrease was attributable to lower average cash and cash equivalents balances in the current period than in the same comparable period of 1999.

         Gain/(loss) on foreign currency for the three-month period ended June 30, 2000 resulted in a loss of $14,000 compared with a loss of $174,000 for the same period in 1999.

         Interest expense for the three-month period ended June 30, 2000 increased $102,000 from the three-month period ended June 30, 1999. The increase was primarily due to an increase in the average balance outstanding under one of our credit facilities compared to the prior period.

         The effective income tax rate for the three-month ended June 30, 2000 was 37.0% as compared to 37.1% for the three-month period ended June 30, 1999.

         As a result of the foregoing, net income for the three-month period ended June 30, 2000 was $3.5 million compared to $5.4 million for the three-month period ended June 30, 1999. The decrease in net income of $1.9 million was primarily due to the Gilroy closing costs, the decrease in Systems sales and competitive pricing pressures discussed above. Net income without the one-time plant closing costs and associated severance costs would have been $3.7 million.

         Earnings per common share (diluted) for the three-month period ended June 30, 2000 were $0.30 compared to $0.45 for the comparable period in 1999. The decrease in earnings per common share was primarily due to the Gilroy closing costs, the decrease in Systems sales and competitive pricing pressures. Partially offsetting the decrease was a reduction in the weighted average number of common equivalent shares outstanding, resulting from our repurchase of shares of our common stock during 1999. Earnings per common share without the Gilroy closing costs would have been $.32.




Six-month period ended June 30, 2000 compared to Six-month period ended June 30, 1999.

         Revenues for the six-month period ended June 30, 2000 increased $10.7 million, or 9.8%, over the revenues for the six-month period ended June 30, 1999. The increase was primarily due to increased Instant Tickets and Related Services revenues of approximately $20.0 million, which represented a 24.0% increase for the segment. This increase was mostly due to a $15.1 million increase in sales of international pre-paid telephone cards, which represented a 228% increase over the same period last year for this product. Partially offsetting the increase for the period was a $9.2 million decrease in revenues from the Systems segment due to lower sales of new systems to international customers. Instant Ticket and Related Services revenues accounted for approximately 85.5% and 75.7% of our total revenues for the three-month periods ended June 30, 2000 and 1999, respectively.

         On a comparative basis, gross margin decreased $2.6 million, or 6.4%, while gross margin as a percentage of revenues decreased to 31.4% from 36.9% for the six-month periods ended June 30, 2000 and 1999, respectively. The margin decrease expressed in dollars was primarily due to the decreased sales volumes in the Systems segment. The percentage margin decline was mainly attributable to lower equivalent sales prices charged on certain instant ticket lottery contracts awarded or extended and the decrease in Systems sales, offset in part by continued efficiency improvements and additional sales of pre-paid telephone cards. The lower equivalent sales prices were a result of competitive pricing pressures in the lottery industry.

         Selling, general and administrative (SG&A) expenses increased $1.7 million, or 11.8%, for the six-month period ended June 30, 2000 over the same period of 1999. SG&A expenses increased as a percentage of revenues to 13.3% from 13.1%. The increase was due primarily to severance costs related to a management re-organization and higher selling, general and administrative expenses required to support increased sales activity in new and existing markets, including pre-paid telephone cards.

         Depreciation and amortization expense increased for the six-month period ended June 30, 2000 by $530,000, or 6.0%, over the comparable period of 1999 due primarily to additional depreciation expenses from capital expenditures to support the growth in pre-paid telephone demand and for new Instant Ticket and Related Services operations.

         The Gilroy closure costs of $2.8 million recorded during the year are for the planned closure of our instant ticket manufacturing facility in Gilroy, California. This closure resulted from our decision to consolidate U.S. based production in our Alpharetta, Georgia facility, which is being expanded to accommodate a state-of-the-art printing press. Once the new press is operational, we believe the facility consolidation and equipment upgrade will produce cost savings as well as increase our production capabilities.

         Interest income for the six-month period ended June 30, 2000 increased $89,000, or 31.9%, compared to the six-month period ended June 30, 1999. The increase was attributable to higher average cash and cash equivalents balances in the current period than in the same comparable period of 1999.

         Gain/(loss) on foreign currency for the six-month period ended June 30, 2000 resulted in a loss of $308,000 compared with a gain of $273,000 for the same period in 1999. The loss primarily resulted from the negative exchange rate effect of the strengthening U.S. dollar on certain assets denominated in foreign currency.

         Interest expense for the six-month period ended June 30, 2000 increased $220,000 from the six-month period ended June 30, 1999. The increase was primarily due to an increase in the average balance outstanding under one of our credit facilities compared to the prior period.

         The effective income tax rate for the six-month ended June 30, 2000 was 36.7% as compared to 37.5% for the six-month period ended June 30, 1999. The lower effective tax rate was primarily the result of adjustments to tax liabilities, due to the favorable resolution of certain contingencies.

         As a result of the foregoing, net income for the six-month period ended June 30, 2000 was $5.6 million compared to $10.4 million for the period ended June 30, 1999. The decrease in net income of $4.8 million was primarily due to the one-time plant closing costs, the severance costs, the decrease in Systems sales and competitive pricing pressures discussed above. Net income without the one-time plant closing and severance costs would have been $7.8 million.

         Earnings per common share (diluted) for the six-month period ended June 30, 2000 were $0.49 compared to $0.87 for the comparable period in 1999. The decrease in earnings per common share was primarily due to the one-time plant closing costs, the severance costs, the decrease in Systems sales and competitive pricing pressures. Partially offsetting the decrease was a reduction in the weighted average number of common equivalent shares outstanding, resulting from our repurchase of shares of our common stock during 1999. Earnings per common share without the one-time plant closing and severance costs would have been $.68.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents balance decreased by approximately $3.5 million during the six-month period ended June 30, 2000.

         For the six-month period ended June 30, 2000, net cash provided by operating activities increased by $2.6 million to $13.2 million from $10.6 million for the comparable period in 1999. The primary contributions to cash from operating activities during the period were net income and depreciation and amortization.

         Net cash used in investing activities for the six-month period ended June 30, 2000 increased to $21.8 million from $5.8 million for the same period in the prior year. These investments were mostly in property and equipment for our Alpharetta, Georgia and Leeds, England operations and primarily related to consolidation and expansion projects that were begun in 1999 and which will continue through the fourth quarter of 2000.

         The Company's financing activities generated cash of $5.9 million for the six-month period ended June 30, 2000 compared to $1.5 million in the six-month period ended June 30, 1999. As a result of a net increase in borrowings for anticipated future capital expenditure requirements during the current quarter, the balance outstanding under one of our credit facilities at June 30, 2000 was $28.9 million.

         While we estimate we will spend over $45 million in capital expenditures in the current year, we believe that the availability of funds under our credit facilities, cash flows from operations and our ability to obtain alternative sources of financing will permit us to fund our operations and working capital requirements, as well as other potential investments and business opportunities. In the event we have additional capital requirements for new business opportunities, we believe we have the ability to obtain the required capital from the capital markets.


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

ITEMS 2,3 AND 4 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 5.  OTHER EVENTS

         On August 8, 2000, the Company's stockholders approved the Merger Agreement with Autotote Corporation (see Item 6(b)), whereby at the effective time of the Merger, each share of common stock of the Company outstanding immediately prior to the effective time of the Merger will be converted into the right to receive $26 in cash. Consummation of the Merger is still subject to the receipt of certain customer consents and lottery related regulatory approvals. Also, the Company understands that Autotote has not yet completed its financing arrangements. Closing of the transaction currently is anticipated to occur before the end of August 2000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         #27          Financial Data Schedule (for SEC use only)


    (b)  Reports on Form 8-K

         On May 26, 2000 the Company filed a current report on Form 8-K to report that on May 18, 2000, the Company, Autotote Corporation, a company organized under the laws of the State of Delaware ("Autotote") and ATX Enterprises, Inc., a corporation organized under the laws of the State of Delaware and wholly owned subsidiary of Autotote ("Merger Sub"), entered into an agreement and plan of merger whereby the Company will merge (the "Merger") with and into Merger Sub, with the Company as the surviving corporation in the Merger (the "Merger Agreement").

         On June 1, 2000, the Company filed an amendment to the Form 8-K previously filed on May 26, 2000 in order to file a copy of the Merger Agreement as an exhibit to such amended filing.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        SCIENTIFIC GAMES HOLDINGS CORP.



Date:  August 14, 2000              By:   /s/WILLIAM G. MALLOY
                                          --------------------------------
                                             William G. Malloy
                                             President and
                                             Chief Executive Officer


Date:  August 14, 2000              By:   /s/CLIFF O. BICKELL
                                          --------------------------------
                                             Cliff O. Bickell
                                             Vice President, Treasurer,
                                             And Chief Financial Officer